Form 10-Q
period 2021-03-31
Ikena Oncology, Inc.
filed 2021-05-13
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-40287

IKENA ONCOLOGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1697316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
645 Summer Street, Suite 101 Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 273-8343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IKNA	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2021, the registrant had 35,851,241 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements in this prospectus include, but are not limited to, statements about:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•	our ability to efficiently discover and develop product candidates;
•	our ability and the potential to successfully manufacture our drug substances and product candidates for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;
•	the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and product candidates;
•	our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;
•	our ability to obtain and maintain regulatory approval of our product candidates
•	our ability to commercialize our products, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, and strategic plans for our business and product candidates;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	estimates of our future expenses, revenue, capital requirements, and our needs for additional financing;
•

the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our financial performance;
•	the rate and degree of market acceptance of our product candidates;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the impact of laws and regulations;
•	our use of proceeds from our initial public offering;
•	developments relating to our competitors and our industry;
•

the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and

•	other risks and uncertainties, including those under the caption “Risk Factors.”

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$281,010	$162,491
Prepaid expenses and other current assets	2,224	3,478
Total current assets	283,234	165,969
Property and equipment, net	2,118	1,393
Right-of-use asset	7,438	170
Other assets	872	872
Total assets	$293,662	$168,404
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,528	$2,122
Accrued expenses and other current liabilities	3,564	5,402
Operating lease liability	1,584	186
Deferred revenue	22,339	20,622
Total current liabilities	30,015	28,332
Long-term portion of lease liabilities	6,053	—
Deferred revenue, net of current portion	29,950	35,141
Total liabilities	$66,018	$63,473
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock (Series A, A-1 and B), $0.001 par value, No shares authorized, issued and outstanding as of March 31, 2021; 169,396,576 shares authorized, issued and outstanding as of December 31, 2020 (liquidation preference of $0 as of March 31, 2021 and $202.2 million as of December 31, 2020)	—	205,979
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value - 10,000,000 shares authorized at March 31, 2021 and no shares authorized at December 31, 2020; No shares issued and outstanding at March 31, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 35,851,241 issued and outstanding as of March 31, 2021; 230,000,000 shares authorized, 3,096,903 issued and outstanding as of December 31, 2020	36	3
Additional paid-in capital	348,663	10,288
Accumulated deficit	(121,055)	(111,339)
Total stockholders’ equity (deficit)	227,644	(101,048)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$293,662	$168,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Research and development revenue under collaboration agreement	$3,474	$3,227
Operating expenses:
Research and development	10,021	7,893
General and administrative	3,173	2,510
Total operating expenses	13,194	10,403
Loss from operations	(9,720)	(7,176)
Other income	4	231
Net loss and comprehensive loss	$(9,716)	$(6,945)
Net loss per share attributable to common stockholders basic and diluted	$(2.52)	$(2.62)
Weighted-average common stocks outstanding, basic and diluted	3,850,264	2,655,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	75,727,268	$78,867	2,651,333	$3	$5,617	$(67,083)	$(61,463)
Exercise of stock options	—	—	7,461	—	21	—	21
Stock-based compensation	—	—	—	—	375	—	375
Net loss and comprehensive loss	—	—	—	—	—	(6,945)	(6,945)
Balance at March 31, 2020	75,727,268	$78,867	2,658,794	$3	$6,013	$(74,028)	$(68,012)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	169,396,576	$205,979	3,096,903	$3	10,288	$(111,339)	$(101,048)
Initial public offering, net of issuance costs of $2.4 million	—	—	8,984,375	9	131,293	—	131,302
Conversion of convertible preferred stock into common stock	(169,396,576)	(205,979)	23,678,568	24	205,955	—	205,979
Stock-based compensation	—	—	—	—	885	—	885
Exercise of stock options	—	—	91,395	—	242	—	242
Net loss and comprehensive loss	—	—	—	—	—	(9,716)	(9,716)
Balance at March 31, 2021	—	—	35,851,241	$36	$348,663	$(121,055)	$227,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(9,716)	$(6,945)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	89	74
Stock-based compensation	885	375
Non-cash lease expense	273	231
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	624	164
Accounts payable	48	155
Accrued expenses and other current liabilities	(1,810)	(533)
Lease liability	(89)	(168)
Deferred revenue	(3,474)	(3,227)
Net cash flows used in operating activities	(13,170)	(9,874)
Cash flows from investing activities
Purchases of property and equipment	(839)	(117)
Net cash flows used in investing activities	(839)	(117)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	132,432	—
Payment of preferred issuance costs	(146)	—
Proceeds from exercise of stock options	242	21
Net cash flows provided by financing activities	132,528	21
Net increase (decrease) in cash and cash equivalents and restricted cash	118,519	(9,970)
Cash, cash equivalents and restricted cash, beginning of period	163,363	82,083
Cash, cash equivalents and restricted cash, end of period	$281,882	$72,113
Cash and cash equivalents	$281,010	$72,113
Restricted cash included in other assets	872	0
Cash, cash equivalents and restricted cash, end of period	$281,882	$72,113
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accrued expense	$157	—
Deferred transaction costs in accounts payable and accrued expenses	$1,130	—
Right-of-use assets recognized upon adoption of ASC 842	—	$956
Right-of-use assets and lease liabilities recognized upon lease inception	$7,541	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The Company is a targeted oncology company focused on developing novel cancer therapies targeting key signaling pathways that drive the formation and spread of cancer. The Company’s programs focus on key cancer driver pathways that are well-validated in scientific literature but lack approved or effective therapies and therefore have the potential to address high unmet medical needs. By leveraging the Company’s deep understanding of discovery chemistry, translational science, and patient-centric drug development, it has built a deep pipeline of wholly owned and partnered programs focused on genetically defined or biomarker-driven cancers, which enables it to target specific patient populations that the Company believes are most likely to respond to treatment with its product candidates. Since the Company commenced operations in 2016, it has discovered or developed five oncology programs that include four product candidates in either IND-enabling studies or clinical development.

On March 22, 2021, the Company effected a one-for-7.154 reverse stock split of the Company’s common stock. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of the Company’s convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares.

On March 25, 2021, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on March 30, 2021, the Company issued and sold 8,984,375 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 1,171,875 shares, at a public offering price of $16.00 per share and the aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $143.8 million.

Basis of Presentation: The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying condensed consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on March 26, 2021.

Liquidity: In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2021, the Company had an accumulated deficit of $121.1 million.  During the three months ended March 31, 2021, the Company incurred a loss of $9.7 million and utilized $13.2 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $281.0 million at March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the condensed consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arrys Therapeutics, Inc. (“Arrys”), Ikena Oncology Securities Corporation and Amplify Medicines, Inc, (“Amplify”). All intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies: The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s final Prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 25, 2021. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.

Use of Estimates: The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to the accruals for research and development expenses, research and development revenue under a collaboration agreement, the determination of fair value of equity instruments and intangible assets acquired in an asset acquisition and, for periods prior to the completion of the IPO, stock based compensation expense.

Research and Development Expense: Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, stock-based compensation, facilities costs, depreciation, third-party license fees, acquisition of technology, overhead costs and external costs of outside vendors engaged to conduct preclinical development activities and trials. Research and development expense also includes the write-off of acquired in-process research and development (“IPR&D”) assets with no alternative future use.

Comprehensive Loss: Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2021 and 2020, there were no differences between net loss and comprehensive loss.

Deferred Issuance Costs: Deferred issuance costs consist of legal, accounting and other third-party fees that are directly associated with in-process equity financings and remain deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. On March 30, 2021, the Company completed its IPO. Accordingly, the Company recognized offering costs of approximately $2.4 million as a reduction from the gross proceeds associated with the closing of the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company incurred deferred offering costs of $0.5 million as of December 31, 2020.

Recent Accounting Pronouncements:

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.

Note 3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$280,810	$—	$—	$280,810
Total cash equivalents	$280,810	$—	$—	$280,810

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$162,290	$—	$—	$162,290
Total cash equivalents	$162,290	$—	$—	$162,290

During the three months ended March 31, 2021 and year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Clinical, manufacturing and scientific development	$1,590	$1,917
Other	634	1,561
	$2,224	$3,478

The Company did not capitalize any deferred issuance costs as of March 31, 2021 in prepaid expenses and other current assets. As of December 31, 2020, the Company capitalized $0.5 million of deferred issuance costs related to the initial public offering recorded in prepaid expenses and other current assets.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 30, 2020
Property and equipment:
Lab equipment	$1,156	$1,071
Leasehold improvements	860	939
Electronic equipment and software	335	71
Furniture and fixtures	384	-
Total property and equipment	2,735	2,081
Less: accumulated depreciation	(617)	(688)
Property and equipment, net	$2,118	$1,393

Depreciation expense for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively. There were no impairments for three months ended March 31, 2021 and 2020.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Employee compensation	$813	$1,816
Research and development expenses	1,329	2,251
Professional fees	1,254	955
Other current liabilities	168	380
	$3,564	$5,402

Note 7. Collaboration Agreement and Stock Purchase Agreement with BMS

In January 2019, the Company entered into the BMS Collaboration Agreement with Celgene Corporation, which was acquired by BMS in November 2019, whereby the Company will carry out initial research and development activities with the goal of identifying and developing drug candidates for certain cancer types. Concurrent with execution of the BMS Collaboration Agreement, the Company entered into a stock purchase agreement with BMS, which resulted in the issuance of 14,545,450 shares of Series A-1 Preferred Stock (the “Stock Purchase Agreement”).

Agreement Structure

Under the BMS Collaboration Agreement, the Company will conduct exploratory and discovery activities, with the goal of identifying product candidates for certain targets, which are the kynurenine, which the Company is developing as IK-412, and the aryl hydrocarbon receptor (“AHR”), which the Company is developing as IK-175. The Company is obligated to complete research and development activities through completion of a Phase 1b clinical trial for each program. BMS has the option to receive a global-development, manufacture and commercialization license for the product candidate. Subsequent to the delivery of a license, BMS is responsible for the worldwide development, manufacturing and commercialization of these product candidates.

BMS paid the Company a total of $95.0 million in aggregate upfront consideration related to the BMS Collaboration Agreement and Stock Purchase Agreement. The Company is eligible to receive $50.0 million, in case of an exercise of its option with respect to IK-175, and $40.0 million, in case of an exercise of its option with respect to IK-412. If the Company does not complete a Phase 1b clinical trial by the end of the research term, the Company may provide a data package to BMS to support the decision to exercise the option for an additional $0.25 million. Upon the exercise of the delivery of each license, the Company becomes eligible to receive up to $450 million in milestone payments as well as a tiered royalty on worldwide sales from the high single to low teen digits.

Accounting Considerations of the Agreement

The BMS Collaboration Agreement and the Stock Purchase Agreement were executed concurrently and in contemplation of each other. The issuance of Series A-1 Preferred Stock was initially accounted for at fair value. The purchase price for the Series A-1 Preferred Stock was considered to be at a discount from fair value, and therefore $1.8 million of the upfront from the BMS Collaboration Agreement was allocated to the equity arrangement.

The Company determined that the BMS Collaboration Agreement represented a contract with a customer and should be accounted for in accordance with ASC 606. The Company identified the two performance obligations, which are research and development services for IK-175 and IK-412. The options to receive worldwide development and commercialization licenses for the two targets and the option to receive manufacturing services in the future were determined to not provide any material rights to the customer and are therefore not considered to be performance obligations. The arrangement also contains certain di minimis items, including participation on joint oversight committees.

The Company identified $78.7 million of total transaction price which represents the upfront consideration allocated to the revenue arrangement. Additional consideration to be paid to the Company upon exercise of a right to receive a license or potential milestone and royalty payments are excluded from the transaction price as they relate to amounts that can only be achieved subsequent to the exercise of an options and are outside of the initial contact term.

Based on the distinct performance obligations identified above, the Company allocated the $78.7 million transaction price based on relative estimated standalone selling prices of each of its performance obligations as follows:

•	$41.2 million for research and development services for IK-175; and
•	$37.5 million for research and development services for IK-412.

The Company determined the estimated standalone selling price for the research and development services based on internal estimates of the costs to perform the services, including expected internal expenses and expenses with third parties, marked up to include a reasonable profit margin. Significant inputs used to determine the total expense of the research and development activities include the length of time required and the number and cost of various studies that will be performed to complete the applicable development plan.

The Company is recognizing revenue related to each of its performance obligations as the research and development services are performed. The Company recognizes revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $3.5 million and $3.2 million, respectively, from the BMS Collaboration Agreement, all of which were previously included in deferred revenue. The condensed consolidated balance sheet at March 31, 2021 includes deferred revenue of $52.3 million related this agreement, of which $22.3 million and $30.0 million were classified as current and non-current, respectively. This amount is expected to be recognized as performance obligations are satisfied through the completion of the research and development services for IK-175 and IK-412.

Note 8. Redeemable Convertible Preferred Stock

In connection with the closing of the Company’s IPO on March 30, 2021, all issued and outstanding Redeemable Convertible Preferred Stock of 169,396,576 were converted to 23,678,568 shares of the Company’s common stock and are no longer issued or outstanding as of March 31, 2021.

Note 9. Stock-Based Compensation

In March 2016, the Company’s board of directors and stockholders adopted the 2016 Stock Incentive Plan which was amended and restated in December 2020, (as so amended and restated, the “2016 Plan”) which permits the granting of (1) options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code, and (2) options that do not so qualify.

On March 19, 2021, the Company’s board of directors approved, and on March 20, 2021, the Company’s stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on March 30, 2021.  The 2021 Plan replaced the 2016 Plan as the board of directors had determined it would not to make additional awards under the 2016 Plan following the closing of the initial public offering. However, the 2016 Plan will continue to govern outstanding equity awards granted thereunder. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to officers, employees, directors and consultants.

As of the effective date of the 2021 Plan, no further awards will be made under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective and are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2021 Plan.  No more than 3,263,664 shares of the Company’s common stock may be granted subject to incentive stock options under the 2021 Plan. In addition, the 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2021 Plan on the first day of each fiscal year during the period beginning in fiscal year 2022. The annual increase in the number of shares shall be equal to 4% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the 2021 Plan.

As of March 31, 2021, 3,263,664 shares of common stock remain available for future issuance under the 2021 Plan. The Plan provides that equity awards may be granted to employees and nonemployees. The vesting periods for equity awards, which generally is four years, are determined by the Board of Directors. The contractual term for stock option awards is ten years.

Total stock-based compensation expense recorded during the three-month periods ended March 31, 2021 and 2020 was as follows (in thousands):

	2021	2020
Research and development	$413	$160
General and administrative	472	215
Total share-based compensation expense	$885	$375

The weighted-average fair value of the stock options granted during the three months ended March 31, 2021 was $5.02. No shares were granted during the three months ended March 31, 2020. As of March 31, 2021, the total unrecognized stock-based compensation balance for unvested options was $14.4 million which is expected to be recognized over 3.25 years.

The following table summarizes stock option activity under the Plan for three months ended March 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,650,396	$3.45	8.01	$5,463
Granted	2,373,980	7.87
Exercised	(91,395)	2.64
Cancelled or forfeited	—	—
Outstanding as of March 31, 2021	4,932,981	$5.59	8.79	$111,780
Options exercisable as of March 31, 2021	1,462,882	$3.11	7.43	$36,781
Options unvested as of March 31, 2021	3,470,099	$6.64	9.36	$74,999

The intrinsic value of options exercised for three months ended March 31, 2021 and 2020 was $478 thousand and $13 thousand, respectively.

The fair value of each option award granted during the three months ended March 31, 2021 is estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions. No options were granted during the three months ended March 31, 2020. The following table summarizes the Black-Scholes option pricing model and the weighted average assumptions used:

Three Months Ended March 31, 2021
Weighted average risk-free interest rate	0.70%
Expected dividend yield	0.00%
Expected option term (in years)	6.08
Expected stock price volatility	72.65%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of March 31, 2021, no shares have been purchased by employees under the ESPP.

Note 10. Research License Agreements

During 2015, the Company entered into an exclusive patent license agreement (the “UT Austin License”) to license certain technologies and intellectual property rights from the University of Texas at Austin (the “University”), an entity affiliated with a director of the Company at the time of the agreement. The UT Austin License shall remain in effect until the expiration or abandonment of the last to expire technologies and intellectual property rights. The Company shall pay License Maintenance fees annually of $40 thousand. Additionally, the Company shall make additional milestone payments to the University upon meeting certain development milestones in the aggregate of $4.7 million upon meeting certain development milestones during the term of the UT Austin License. The Company will pay the University royalties as defined in the UT Austin License on any commercialized product sales related to the licensed technology in a percentage in the low single digits. The Company will also be responsible for reimbursing the University for certain patent-related costs incurred on its behalf.

In 2018, the Company acquired IPR&D on an Arrys’ immune-oncology candidate based on the intellectual property associated with Arrys’ AskAt License as part of the acquisition of Arrys. Total consideration allocated to the technology was $28.5 million and was recognized as research and development expense upon the acquisition. The AskAt License is intended to be used by the Company in its future development of therapeutic drug candidates for eventual clinical development and commercialization. The Company shall make additional milestone payments to AskAt upon meeting certain development milestones totaling $4 million, as well as certain sales event milestones ranging from $50 million to $250 million contingent on sales in a calendar year, during the term of the AskAt License. The Company will pay the AskAt royalties a percentage in the low single digits as defined in the AskAt License on any commercialized product sales related to the licensed technology.

Note 11. Leases

On July 21, 2020, the Company entered into an operating lease agreement for 20,752 square feet of office, lab and animal care facility space located in Boston, Massachusetts for the Company’s new corporate headquarters. The commencement date of the lease was February 19, 2021 and the lease term is 63 months. The lease provides a three-month free rent period, which commenced on the lease commencement date. The base rent at commencement is $145 thousand per month and escalates by 3% annually for total lease payments during the term of $9.3 million. The Company provided a letter of credit to secure their obligations under the lease in the initial amount of $0.9 million. This balance is included in other assets on the accompanying condensed consolidated balance sheets. The Company recognized a right of use asset of $7.5 million and an operating lease liability of $7.5 million upon the commencement of the lease.

The future lease payments for the Company’s operating lease as of March 31, 2021, were as follows (in thousands):

Fiscal Year	Operating Leases
2021 (excluding the three months ended March 31, 2021)	$1,073
2022	1,774
2023	1,827
2024	1,882
2025	1,938
Thereafter	817
Total minimum lease payments	9,311
Less amounts representing interest or imputed interest	1,770
Present value of lease liabilities	$7,541

Note 12. Commitments and Contingencies

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2021 or royalties on future sales of specified products that have not yet occurred as of March 31, 2021.

Note 13. Related Party Transactions

The Company entered into several agreements with a director and an entity affiliated with a director:

1)	As discussed in Note 10 above, the Company has entered into a license agreement with the University, which was affiliated with a director of the Company at the time of the agreement.

The Company entered into several agreements with a director and an entity affiliated with a director:

1)	Certain entities affiliated with directors purchased shares in the IPO.

Note 14. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, restricted common stock, restricted stock units and stock options are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	As of March 31,
	2021	2020
Redeemable Convertible Preferred Stock	—	75,727,268
Options to purchase Common Stock	4,932,981	2,437,682
Total	4,932,981	78,164,950

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Consolidated Financial Data” section of this Quarterly Report on Form 10-Q and the Prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on March 25, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a targeted oncology company focused on developing novel cancer therapies targeting key signaling pathways that drive the formation and spread of cancer. Our programs focus on key cancer driver pathways that are well-validated in scientific literature but lack approved or effective therapies and therefore have the potential to address high unmet medical needs. By leveraging our deep understanding of discovery chemistry, translational science, and patient-centric drug development, we have built a deep pipeline of wholly owned and partnered programs focused on genetically defined or biomarker-driven cancers, which enables us to target specific patient populations that we believe are most likely to respond to treatment with our product candidates. Since we commenced operations in 2016, we have discovered or developed five oncology programs that include four product candidates in either IND-enabling studies or clinical development.

Our lead targeted oncology product candidate, IK-930, is an oral small molecule inhibitor of the transcriptional enhanced associate domain, or TEAD, transcription factor in the Hippo signaling pathway. The Hippo pathway is widely accepted as a key and prevalent driver of cancer pathogenesis and is genetically altered in approximately 10% of all cancers, and such genetic alterations are generally associated with poor clinical outcomes. We intend to pursue clinical development of IK-930 across a wide range of tumor types with known Hippo pathway mutations, and plan to focus our initial development efforts on indications that provide the potential for rapid clinical development to achieve proof-of-concept, such as NF2 deficient mesothelioma and soft tissue sarcomas associated to YAPI/TAZ fusion gene. We intend to submit an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for IK-930 in the second half of 2021.

For our second targeted oncology program, we have discovered and plan to develop oral small molecule inhibitors of extracellular signal-related kinase 5, or ERK5, a downstream enzyme in the RAS signaling pathway, which have the potential to bring therapeutic benefit to cancer patients with a mutation in the kirsten rat sarcoma, or KRAS, gene, which is an oncogene implicated in many cancers. We anticipate nominating a development candidate for the ERK5 program and initiating IND-enabling studies in the second half of 2021 with the goal of submitting an IND in the second half of 2022.

In addition to our targeted oncology programs, we have additional product candidates designed to modulate the tumor microenvironment in specific patient populations by leveraging biomarker-driven patient enrichment strategies. Two of these product candidates, IK-175 and IK-412, are partnered with Bristol-Myers Squibb Company, or BMS, which we believe validates our ability to advance internally developed product candidates into clinical development using biomarker-driven patient enrichment strategies.

We were incorporated as a Delaware corporation on March 2, 2016, and our headquarters is located in Boston, Massachusetts. On December 3, 2019, we formally changed our name to Ikena Oncology, previously Kyn Therapeutics. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. On March 30, 2021, we completed an IPO, in which we issued and sold 8,984,375 shares of our common stock at a public offering price of $16.00 per share, including 1,171,875 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $143.8 million. We raised approximately $131.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 23,678,568 shares of common stock. In connection with the closing of the IPO, we filed a Fifth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 160,000,000 shares, of which 142,000,000 are designated as voting common stock, 8,000,000 are designated as non-voting common stock and 10,000,000 are designated as undesignated preferred stock, all with a par value of $0.001 per share.

To date, we have not had any products approved for sale and have not generated any revenue from product sales, and do not expect to do so for several years, if at all.

We have incurred significant net losses in every year since our inception and expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $9.7 million and $6.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $121.1 million. We anticipate that our expenses will increase significantly as we:

•	advance the development of our product candidate pipeline;
•	initiate and continue research and preclinical and clinical development of potential new product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license additional product candidates and technologies;
•	expand our infrastructure and facilities to accommodate our growing employee base and ongoing development activities;
•	establish agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, in connection with our preclinical studies and clinical trials;
•	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•

add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our transition to operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity instruments, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain marketing approval for our product candidates. The lengthy process of securing marketing approvals for new drugs requires the expenditure of substantial resources. Any delay or failure to obtain regulatory approvals would materially adversely affect the development efforts of our product candidates and our business overall. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

As of March 31, 2021, we had cash and cash equivalents of $281.0 million. We believe the existing cash and cash equivalents on hand as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements through 2023. To date, we have primarily financed our operations through proceeds from private placements of preferred stock prior to the completion of the IPO, payments from a collaboration agreement, related party revenue and completion of the IPO. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the United States and worldwide. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. For instance, a recurrence or continuation of COVID-19 cases could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. If we or any of the third parties with whom we engage were to experience any shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19. We have established a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory and facilities staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. While we have experienced some delays in enrollment and site closures at certain of our third-party clinical trial sites, these delays have not had a material impact on our development timelines for our product candidates. We will continue to monitor developments as we address the disruptions and uncertainties relating to the COVID-19 pandemic. See “Risk Factors” for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.

Components of our Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval and successful commercialization efforts, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

All of our revenue has been derived from research and development revenue under our BMS Collaboration Agreement.

Collaboration Agreement and Stock Purchase Agreement with BMS

In January 2019, we entered into the BMS Collaboration Agreement with Celgene Corporation (which was acquired by BMS in November 2019), pursuant to which BMS may elect in its sole discretion to exclusively license rights to develop and commercialize compounds (and products and diagnostic products containing such compounds) that modulate the activity of two collaboration targets, kynurenine and aryl hydrocarbon receptor, or AHR, excluding AHR agonists for inverse agonists, which we are developing as IK-175 and IK-412, respectively. On a program-by-program basis, through the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, BMS has the exclusive license to develop, commercialize and manufacture the relevant product candidate worldwide. Concurrent with execution of the BMS Collaboration Agreement, we entered into a stock purchase agreement with Celgene Corporation (now BMS) in November 2019, or the Stock Purchase Agreement, pursuant to which we issued Celgene Corporation 14,545,450 shares of Series A-1 preferred stock.

BMS paid a total of $95.0 million in aggregate upfront consideration related to the BMS Collaboration Agreement and Stock Purchase Agreement. We are eligible to receive $50.0 million, in case of an exercise of its option with respect to IK-175, and $40.0 million, in case of an exercise of its option with respect to IK-412. If we do not complete a Phase 1b clinical trial by the end of the research term, we may elect to provide a data package to BMS upon which BMS may exercise the foregoing option for an additional $0.25 million fee. Upon the exercise of the delivery of each license, we become eligible to receive up to $265.0 million in regulatory milestones and $185.0 million in commercial milestones as well as a tiered royalties at rates ranging from the high single to low teen digits percentages based on worldwide annual net sales by BMS, subject to specified gross sale reductions.

Operating Expenses

Our operating expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities. These efforts and costs include external research costs, personnel costs, consultants, supplies, license fees and facility-related expenses. We expense research and development costs as incurred. These expenses include:

•	employee-related expenses, including salaries, related benefits and stock-based compensation expense, for employees engaged in research and development functions;
•	expenses incurred under agreements with CROs which are primarily engaged to support our clinical trials;
•

expenses incurred under agreements with CMOs, which are primarily engaged to provide drug substance and product for our preclinical research and development programs, nonclinical studies and other scientific development services;

•	the cost of acquiring and manufacturing preclinical study materials, including manufacturing registration and validation batches;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance;
•	acquisition of in-process research and development assets that have no alternative future use;
•	costs related to compliance with quality and regulatory requirements; and
•	payments made under third-party licensing agreements.

Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of, or obtain regulatory approval for, any of our current or future product candidates. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•	our ability to add and retain key research and development personnel;
•	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates;
•	our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such trials;
•	the size and cost of any future clinical trials for existing or future product candidates in our pipeline;
•	the costs associated with the development of any additional programs we identify in-house or acquire through collaborations and other arrangements and the success of such collaborations;
•	the terms and timing of any additional collaborations, license or other arrangement, including the timing of any payments thereunder;
•

our ability to establish and maintain agreements and operate with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;

•	costs related to manufacturing of our product candidates or to account for any future changes in our manufacturing plans;
•

our ability to obtain and maintain patents, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates, both in the United States and internationally;

•	our ability to obtain and maintain third-party insurance coverage and adequate reimbursement for our product candidates, if and when approved;
•	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
•	effectively competing with other products if our product candidates are approved;

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis; and

•	our ability to maintain a continued acceptable safety profile for our therapies following approval.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, auditing, tax services and insurance costs.

We expect that our general and administrative expenses will increase as our organization and headcount needed in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we expect to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
Revenue:
Research and development revenue under collaboration agreement	$3,474	$3,227	$247
Operating expenses:
Research and development	10,021	7,893	$2,128
General and administrative	3,173	2,510	663
Total operating expenses	13,194	10,403	2,791
Loss from operations	(9,720)	(7,176)	(2,544)
Other income	4	231	(227)
Net loss	$(9,716)	$(6,945)	$(2,771)

Revenue

The research and development revenue under collaboration agreement of $3.5 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively, is related to the BMS Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The increase of $0.2 million was attributable to a net increase of program activities related to IK-175 and IK-412 during the three months ended March 31, 2021.

Research and Development Expenses

The following table summarizes our general and administrative expenses for each period presented:

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
Direct research and development expenses by program:
IK-930	$1,314	$1,001	$313
IK-175	1,391	1,901	(510)
IK-412	1,187	209	978
IK-007	681	1,764	(1,083)
Other discovery stage programs	1,968	305	1,663
Research and development personnel and overhead expenses	3,480	2,713	767
Total research and development expenses	$10,021	$7,893	$2,128

Research and development expense was $10.0 million for the three months ended March 31, 2021, compared to $7.9 million for the three months ended March 31, 2020. Included within research and development personnel and overhead expenses is stock-based compensation expense of $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The increase in research and development expense was primarily attributable to the continuation of IND-enabling studies and manufacturing development costs for IK-930 , the continuation of IND-enabling studies and manufacturing development costs for IK-412 , and research activities for other discovery stage programs. In addition, research and development expenses related to personnel and overhead expenses increased due to an increase in headcount. This increase in research and development expenses was offset by a decrease in expense attributable to drug manufacturing of IK-175 and a decrease in clinical activities for IK-007.

General and Administrative Expenses

General and administrative expense was $3.2 million for the three months ended March 31, 2021, as compared to $2.5 million for the three months ended March 31, 2020. General and administrative expense includes $0.5 million and $0.2 million of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily attributable to an increase in compensation expense due to an increase in headcount, as well as general increases in audit, legal and consulting expenses to support our transition to becoming a public company.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the BMS Collaboration Agreement, and, most recently, common stock in our IPO. We also obtained $11.3 million in cash from our acquisition of Arrys Therapeutics, Inc., or Arrys, and $3.7 million in cash from our acquisition of Amplify. As of March 31, 2021, we had cash and cash equivalents of $281.0 million.

In March 2021, we completed our IPO in which we received net proceeds, inclusive of the exercise by the underwriters of their option of purchase additional shares, of approximately $131.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided (used in) by operating activities	$(13,170)	$(9,874)
Net cash (used in) provided by investing activities	(839)	(117)
Net cash provided by financing activities	132,528	21
Net increase in cash and cash equivalents and restricted cash	$118,519	$(9,970)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

The increase in cash used in operating activities of $3.3 million was primarily attributable to the increase in our net loss of $2.8 million, primarily due to increased research and development and general and administrative expenses.

Net Cash Used in Investing Activities

The increase in cash used investing activities of $0.7 million was primarily attributable to an increase in property and equipment purchased in connection with the commencement of our new lease.

Net Cash Provided by Financing Activities

The increase in cash provided by financing activities of $132.5 million primarily reflects cash proceeds received in connection with the IPO.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, initiate clinical trials for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
•

the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the in-licensing or acquisition of assets in line with our strategy;
•	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
•	the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2021:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligation(1)	$9,311	$1,654	$3,636	$3,857	$164
Total	$9,311	$1,654	$3,636	$3,857	$164

(1)

Represents future minimum lease payments under our non-cancelable operating lease which expired in February 2021. The minimum lease payments above do not include any related common area maintenance charges, operating expenses or real estate taxes.

On July 21, 2020, we entered into an operating lease agreement for 20,752 square feet of office, lab and animal care facility space located in Boston, Massachusetts for our new corporate headquarters. The commencement date of the lease was February 19, 2021 and the lease term is 63 months. The lease provides a three-month free rent period, which commenced on February 19, 2021. The base rent is $145 thousand a month and escalates by 3% annually and total lease payments for the term of the lease are $9.3 million.

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice of 30 days and, as a result, are not included in the table of contractual obligations above. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.

We may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or that we may be required to make royalty payments under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property such as our patent license agreement with the University of Texas at Austin and our license agreement with AskAt, Inc. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and have not been included in the table above.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those described in our final prospectus for our IPO file pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 25, 2021.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2021 and December 31, 2020, our cash equivalents consisted of interest-bearing checking accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Inflation generally affects us by increasing our costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f0 and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In evaluating the Company and our business, careful consideration should be given the risks described below, as well as the other information in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements

We are a targeted oncology company with a limited operating history.

We commenced operations in 2016 and are a targeted oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and there is no assurance that we will obtain approvals in the future. Our targeted oncology programs are still in preclinical development. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Our net losses were $9.7 million for the three months ended March 31, 2021 and $44.3 million for the year ended December 31, 2020. We had an accumulated deficit of $121.1 million as of March 31, 2021. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•

the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	our ability to successfully open clinical trial sites and recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
•	our ability to obtain regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•

the cost of manufacturing our product candidates and products, should they receive regulatory approval, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	our ability to attract, hire and retain qualified personnel;
•	expenditures that we will or may incur to develop additional product candidates;
•	the level of demand for our products should they receive regulatory approval, which may vary significantly;
•	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;
•	the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic; and
•	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We have no products approved for commercial sale and have not generated any revenue from product sales.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated minimal collaborative revenue from our product candidates and have not generated revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete our ongoing and planned preclinical studies for our targeted oncology and tumor microenvironment programs;
•	timely file and the acceptance of our investigational new drug applications, or IND, for IK-930 and our other programs in order to commence our planned clinical trials or future clinical trials;
•	successfully enroll subjects in, and complete, our ongoing and planned clinical trials;
•	initiate and successfully complete all safety and efficacy studies required to obtain U.S. and foreign regulatory approval for our product candidates;
•	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•	obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;
•	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	position our products to effectively compete with other therapies;
•	obtain and maintain healthcare coverage and adequate reimbursement;
•	enforce and defend intellectual property rights and claims;
•	implement measures to help minimize the risk of COVID-19 to our employees as well as patients and subjects enrolled in our clinical trials; and
•	maintain a continued acceptable safety profile of our products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We will require additional capital to finance our operations, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our targeted oncology programs through preclinical development. We plan to file an IND for IK-930 in the second half of 2021 and begin a Phase 1 clinical trial shortly thereafter. We also expect to begin IND-enabling studies for our ERK5, RAS signaling program in the second half of 2021. We have three tumor microenvironment product candidates, of which IK-175 and IK-007 are in Phase 1 and Phase 1b clinical development, respectively. Additionally, we expect to submit an IND for our third tumor microenvironment program, IK-412, in the second half of 2021. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate.We have begun to and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts

On March 30, 2021, we completed our initial public offering of our common stock, or IPO, and expect that the net proceeds from the IPO, together with our existing cash and cash equivalents will be sufficient to fund our operations through 2023. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing and clinical trials for our product candidates;
•	the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the COVID-19 pandemic;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration agreements or any additional collaboration agreements we may establish;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the costs of securing manufacturing arrangements for clinical and commercial production;
•	costs related to the development of any companion diagnostics we may use in the future; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product that has received regulatory approval or be unable to expand our operations or otherwise capitalize on our business opportunities as desired, which could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects

We also could be required to seek funds through arrangements with additional collaborators or otherwise at an earlier stage than otherwise would be desirable. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, grant licenses on terms that may not be favorable to us or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, any of which may have a material adverse effect on our business, operating results and prospects.

Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Recently, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 has spread to most countries across the world, including all 50 states within the U.S., including Boston, Massachusetts, where our primary office and laboratory space is located. The coronavirus pandemic is evolving, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with microsatellite stable colorectal cancer, or MSS CRC, the patient populations that our most advanced and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by the COVID-19 pandemic. Some factors from the COVID-19 pandemic that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•	the potential negative affect on the operations of our third-party manufacturers;
•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials;

•	business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments;
•

operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors;

•

changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether; and

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines.

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring certain of our employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or the SEC, or FDA.

These and other factors arising from COVID-19 could worsen in countries that are already afflicted with COVID-19 or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.

We have never successfully completed any clinical trials for our oncology programs, and we may be unable to do so for any product candidates we develop. Certain of our oncology programs are still in preclinical development and may never advance to clinical development.

We have not yet demonstrated our ability to successfully complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our targeted oncology programs are still in preclinical development and may never advance to clinical development. We plan to file an IND for our IK-930 program in the second half of 2021 and expect to begin a Phase 1 clinical trial shortly thereafter. We expect to begin IND-enabling studies for our ERK5 RAS signaling program in the second half of 2021. Additionally, we expect to submit an IND for our third tumor microenvironment program, IK-412, in the second half of 2021. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. We currently only have two product candidates from our tumor microenvironment program in clinical development. We are conducting a Phase 1 trial with IK-175 in patients with bladder cancer with activated aryl hydrocarbon receptor, or AHR, and a Phase 1b trial with IK-007 in combination with pembrolizumab for the treatment of patients with advanced or progressive microsatellite stable colorectal cancer, or MSS CRC. However, we do not know whether these or any of our future clinical trials will begin on time or be completed on schedule, if at all.

If we are required to conduct additional preclinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining regulatory approval for our product candidates;
•	not obtain regulatory approval at all;
•	obtain regulatory approval for indications or patient populations that are not as broad as intended or desired;
•	continue to be subject to post-marketing testing requirements; or
•	experience having the product removed from the market after obtaining regulatory approval.

Our programs are focused on the development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.

The discovery and development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genetic alterations targeted by our programs drive the formation and spread of cancer, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients with specific target alterations, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our product candidates and achieve profitability.

Clinical product development involves a lengthy and expensive process, with an uncertain outcome.

Our preclinical studies and future and ongoing clinical trials may not be successful. Currently, all our targeted oncology programs are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our preclinical studies and future and ongoing clinical trials may not be successful.

If we are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we may engage third parties to develop or otherwise obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our products that receive regulatory approval. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

We intend to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain regulatory approval, and we may not realize the full commercial potential of any of these therapeutic products that obtain regulatory approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic product candidates.

Interim, top-line, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary top-line data we previously published. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

Further, regulatory agencies and others, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could adversely impact the potential of the particular program, the likelihood of obtaining regulatory approval of the particular product candidate, commercialization of any approved product and the business prospects of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the preliminary, interim or top-line data that we report differ from actual results, or if regulatory authorities or others, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.

We may incur additional costs or experience delays in initiating or completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We may experience delays in initiating or completing our preclinical studies or clinical trials, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future INDs. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will not require redesign, will enroll an adequate number of subjects on time, or will be completed on schedule, if at all. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	we may receive feedback from regulatory authorities that require us to modify the design or implementation of our preclinical studies or clinical trials or to delay or terminate a clinical trial;
•

regulators or institutional review boards, or IRBs, or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective clinical research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

preclinical studies or clinical trials of our product candidates may fail to show safety or efficacy or otherwise produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may decide to abandon product research or development programs;

•	preclinical studies or clinical trials of our product candidates may not produce differentiated or clinically significant results across tumor types or indications;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

our third party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls, be unable to provide us with sufficient product supply to conduct or complete preclinical studies or clinical trials, fail to meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•

we may elect to, or regulators or IRBs or ethics committees may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our clinical trials are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	clinical trials of our product candidates may be delayed due to complications associated with the evolving COVID-19 pandemic;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions at which such trials are being conducted, by the Safety Monitoring Committee, or SMC, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, adverse findings upon an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with our clinical trial design or our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Moreover, principal investigators for our current and future clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with specific genetic mutations for the development of our targeted oncology programs, and on patients with specific biomarkers for the development of our tumor microenvironment programs, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

We may experience difficulties with identifying specific patient populations for any biomarker-defined trial cohorts. The patient eligibility criteria defined in our trial protocols, including biomarker-driven identification may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria. We will also rely on the willingness and ability of clinicians to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials.

In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as do our product candidates, and patients who would otherwise be eligible for our clinical trials may choose instead to enroll in clinical trials of our competitors’ product candidates. Furthermore, our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic, and we cannot accurately predict the extent and scope of such delays at this point.

In addition to the competitive trial environment, the eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit or enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed.

We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, limiting our ability to identify patients with the targeted genetic mutations for our clinical trials. Further, if we are required to develop companion diagnostics and are unable to include patients with the targeted genetic mutations, this could compromise our ability to seek participation in the FDA’s expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise seek to accelerate clinical development and regulatory timelines. Patient enrollment may be affected by other factors, including:

•	the severity of the disease under investigation;
•	the efforts to obtain and maintain patient consents and facilitate timely enrollment in clinical trials;
•	the ability to monitor patients adequately during and after treatment;
•	the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion;

•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	reporting of the preliminary results of any of our clinical trials; and
•	factors we may not be able to control, including the impacts of the COVID-19 pandemic, that may limit patients, principal investigators or staff or clinical site availability.

We anticipate that certain of our current product candidates and future product candidates will be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

Certain of our current product candidates and any future product candidates have the potential to be administered in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, we plan to explore combinations of IK-930 in combination with epidermal growth factor receptor, or EGFR, and in combination with a mitogen-activated protein kinase, or MEK inhibitor, in certain indications and to evaluate IK-175 and IK-412 in combination with nivolumab, which is marketed by Bristol-Myers Squibb Company, or BMS. We are also currently conducting a Phase 1b clinical trial of IK-007 in combination with pembrolizumab, which is marketed by Merck. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates used in combination with EGFR inhibitors, nivolumab, pembrolizumab, or other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing checkpoint inhibitor immunotherapies or other comparator therapies in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, stock price and prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates and any future product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the other product, quality, manufacturing and supply issues with respect to the other product, and changes to the standard of care.

In the event that BMS, Merck or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing checkpoint inhibitor immunotherapies. Additionally, should the supply of products from any current or future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, operating results, stock price and prospects may be materially harmed.

Results from early preclinical studies and clinical trials of our programs and product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials of our programs and product candidates. If we cannot replicate the results from our earlier preclinical studies and clinical trials of our programs and product candidates in our later preclinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Any results from our early preclinical studies and clinical trials of our targeted oncology and tumor microenvironment programs or our product candidates may not necessarily be predictive of the results from later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval.

We may not be able to file INDs for our targeted oncology and other programs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

For our targeted oncology program, we expect to file an IND for IK-930 and IK-412 in the second half of 2021 and to initiate IND-enabling studies for our ERK5 program in the second half of 2022. However, we may not be able to file such INDs or INDs for future product candidates for our targeted oncology or other programs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our clinical trials or those of our current or future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our targeted oncology programs and our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, we conducted a second open-label single arm Phase 1b clinical trial of IK-007 in combination with pembrolizumab in patients with advanced or metastatic post anti-PD- 1/L1 treatment in non-small-cell lung carcinoma, or NSCLC, but based on the combined data generated in the interim period for efficacy and safety, we decided not to further explore this combination in NSCLC and terminated this clinical trial in December 2020. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we have not yet initiated clinical trials for our targeted oncology programs and are in early stages of clinical trials for IK-175 and IK-007, our tumor microenvironment programs, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Further, our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not yet observed. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development or regulatory approval of any of our product candidates.

We may develop future product candidates, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials. As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition and prospects.

Some of our product candidates modulate pathways for which there are currently no approved or effective therapies, and utilize novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

Some of our product candidates modulate pathway for which there are currently no approved or effective therapies, which may result in uncertainty. We select programs for cancer driver targets based on compelling biological rationale. We explore new programs based on extensive preclinical data analysis which sometimes cannot predict efficacy or safety in humans.

Some of our product candidates utilize novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects. We utilize structural biology in tight integration with our medicinal chemistry and biology capabilities to predict and design the compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. A disruption in any of these capabilities may have significant adverse effects in our ability to expand our pipeline of product candidates, and we cannot predict whether we will continue to have access to these capabilities in the future to support our pipeline development. In addition, there can be no assurance that we will be able to rapidly identify, design and synthesize the necessary compounds or that these or other problems related to the development of product candidates will not arise in the future, which may cause significant delays or we raise problems we may not be able to resolve.

Regulatory approval of novel product candidates such as ours can be more expensive, riskier and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. The novelty of the mechanism of action of any of our product candidates may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. The novel mechanism of action also means that fewer people are trained in or experienced with product candidates of this type, which may make it more difficult to find, hire and retain personnel for research, development and manufacturing positions. If our inhibitors utilize a novel mechanism of action that has not been the subject of extensive study compared to more well-known product candidates, there is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our preclinical studies and clinical trials. Any such events could adversely impact our business prospects, operating results and financial condition.

We may in the future conduct clinical trials for our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct additional clinical trials outside the United States, including in Europe, Australia or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

Although we intend to explore other therapeutic opportunities in addition to the programs and product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential indications and/or product candidates;

•	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products; or
•

it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. Currently, all of our product candidates are in discovery, preclinical or clinical development, and we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing our product candidates.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical studies or clinical trials, approval may be delayed, if obtained at all. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in regulatory approval policies during the development period, changes in or enactment of additional statutes or regulations, or changes in regulatory review policies for each submitted NDA, BLA, premarket approval application, or PMA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may not be able to enroll a sufficient number of patients in our clinical studies;
•

we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change such that our clinical data are insufficient for approval.

Even if we were to obtain regulatory approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, thereby narrowing the commercial potential of the product candidate. In addition, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we experience delays in obtaining, or if we fail to obtain, approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

Risks Related to Commercialization

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and genetic diseases. There are other companies focusing on targeted oncology to develop therapies in the fields of cancer and other diseases. We also compete more broadly across the market for cost-effective and reimbursable cancer treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. We believe principal competitive factors to our business include, among other things, our ability to identify biomarkers, ability to successfully transition research programs into clinical development, ability to raise capital, and the scalability of the platform, pipeline, and business.

Many of the companies that we compete against or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their products sooner than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition and availability of reimbursement from government and other third-party payors.

If the market opportunities for our programs and product candidates are smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our lead targeted oncology product candidate, IK-930, is an oral small molecule inhibitor of the transcriptional enhanced associate domain, or TEAD, transcription factor in the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of all cancers and these genetic alterations are generally associated with poor clinical outcomes. We are developing a small molecule inhibitor program against ERK5 in the RAS signaling pathway. KRAS mutations in the RAS signaling pathway occur in approximately 26% of all cancers. Additionally, we are currently evaluating the safety and tolerability of IK-175 in a Phase 1 dose expansion clinical trial in patients with solid tumors and intend to pursue development in patients with bladder cancer with activated AHR. AHR amplifications have been described in approximately 5% to 22% of bladder cancer patients. We are also developing IK-007 in a Phase 1b clinical trial in patients with MSS CRC. Patients with MSS CRC represent approximately 80% of all colorectal cancer patients, and these patients generally do not respond to approved checkpoint inhibitors. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, the indications for which our product candidates are approved for sale, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with the cancers and solid tumors for which our product candidates may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business.

If our current product candidates or any future product candidates do not achieve broad market acceptance, the revenue that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if our current product candidates and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not become profitable or may be significantly delayed in achieving profitability. Market acceptance of our current product candidates and any future product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective or safer treatments enter the market. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our or our competitors’ products, our products may not be accepted by the general public or the medical community. Future adverse events in targeted oncology, immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates.

Efforts to educate the medical community and third-party payors on the benefits of our current product candidates and any future product candidates may require significant resources and may not be successful. If our current product candidates or any future product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of our current product candidates and any future product candidates will depend on a number of factors, including:

•	the efficacy of our current product candidates and any future product candidates as single agents and in combination with marketed checkpoint inhibitor immunotherapies;
•	the commercial success of the checkpoint blockade drugs with which our products may be co-administered;
•	the prevalence and severity of adverse events associated with our current product candidates and any future product candidates or those products with which they may be co-administered;
•	the clinical indications for which our product candidates are approved and the approved claims that we may make for the products;
•

limitations or warnings contained in the product’s FDA-approved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for our current product candidates and any future product candidates that may be more restrictive than other competitive products;

•

changes in the standard of care for the targeted indications for our current product candidates and any future product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;

•	the relative convenience and ease of administration of our current product candidates and any future product candidates and any products with which they are co-administered;
•	the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;
•	the availability of adequate coverage or reimbursement by third party payors, including government healthcare programs such as Medicare and Medicaid and other healthcare payors;
•	the price concessions required by third-party payors to obtain coverage;
•	the willingness of patients to pay out-of-pocket in the absence of adequate coverage and reimbursement;
•	the extent and strength of our marketing and distribution of our current product candidates and any future product candidates;
•	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;
•

distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to our current product candidates and any future product candidates or to which we agree as part of a risk evaluation and mitigation strategy, or REMS, or voluntary risk management plan;

•	the timing of market introduction of our current product candidates and any future product candidates, as well as competitive products;
•	our ability to offer our current product candidates and any future product candidates for sale at competitive prices;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the extent and strength of our third-party manufacturer and supplier support;
•	the actions of companies that market any products with which our current product candidates and any future product candidates may be co-administered;
•	the approval of other new products;
•	adverse publicity about our current product candidates and any future product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and
•	potential product liability claims.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our Phase 1 clinical trial of IK-175 and Phase 1b clinical trial of IK-007 and expect to rely on third parties to conduct clinical trials for our targeted oncology and other tumor microenvironment programs, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our Phase 1 clinical trial of IK-175 and Phase 1b clinical trial of IK-007, as well as IK-930 and any other product candidates that emerge from our targeted oncology and tumor microenvironment programs.

We rely and expect to continue to rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We, our principal investigators and our CROs are required to comply with regulations, including Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we designed our Phase 1 clinical trial of IK-175 and Phase 1b clinical trial of IK-007 and intend to design the future clinical trials for our product candidates, these trials are conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the principal investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our principal investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party principal investigators or CROs terminate, we may not be able to enter into arrangements with alternative CROs. If principal investigators or CROs do not successfully carry out their contractual obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such principal investigators or CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will likely provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

We have entered into collaborations and may enter into additional collaborations in the future, and we might not realize the anticipated benefits of such collaborations.

Research, development, commercialization and/or strategic collaborations, including the existing collaboration that we have with Celgene Corporation (now part of BMS), are subject to numerous risks, which include the following:

•

collaborators may have significant control or discretion in determining the efforts and resources that they will apply to a collaboration, and might not commit sufficient efforts and resources or might misapply those efforts and resources;

•

we may have limited influence or control over the approaches to research, development and/or commercialization of product candidates in the territories in which our collaboration partners lead research, development and/or commercialization;

•

collaborators might not pursue research, development and/or commercialization of collaboration product candidates or might elect not to continue or renew research, development and/or commercialization programs based on nonclinical and/or clinical trial results, changes in their strategic focus, availability of funding or other factors, such as a business combination that diverts resources or creates competing priorities;

•

collaborators might delay, provide insufficient resources to, or modify or stop research or clinical development for collaboration product candidates or require a new formulation of a product candidate for clinical testing;

•

collaborators with sales, marketing and distribution rights to one or more product candidates might not commit sufficient resources to sales, marketing and distribution or might otherwise fail to successfully commercialize those product candidates;

•

collaborators might not properly maintain or defend our intellectual property rights or might use our intellectual property improperly or in a way that jeopardizes our intellectual property or exposes us to potential liability;

•

collaboration activities might result in the collaborator having intellectual property covering our activities or product candidates, which could limit our rights or ability to research, develop and/or commercialize our product candidates;

•	collaborators might not be in compliance with laws applicable to their activities under the collaboration, which could impact the collaboration and us;
•	disputes might arise between a collaborator and us that could cause a delay or termination of the collaboration or result in costly litigation that diverts management attention and resources; and
•	collaborations might be terminated, which could result in a need for additional capital to pursue further research, development and/or commercialization of our product candidates.

In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although BMS provided us with an $80.5 million upfront payment and a $14.5 million equity investment upon entering into that certain master collaboration agreement with Celgene Corporation (now BMS), we might need additional funding to advance product candidates prior to the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, which are the clinical milestones when BMS must decide whether to exercise its exclusive license rights to those product candidates. On November 20, 2019, BMS acquired Celgene Corporation and BMS may take a different approach to our collaboration or determine not to continue the collaboration.

If a collaborator terminates a collaboration or a program under a collaboration, including by failing to exercise a license or other option under the collaboration, whether because we fail to meet a milestone or otherwise, any potential revenue from the collaboration would be significantly reduced or eliminated. In addition, we will likely need to either secure other funding to advance research, development and/or commercialization of the relevant product candidate or abandon that program, the development of the relevant product candidate could be significantly delayed, and our cash expenditures could increase significantly if we are to continue research, development and/or commercialization of the relevant product candidates.

Any one or more of these risks, if realized, could reduce or eliminate future revenue from product candidates under our collaborations, and could have a material adverse effect on our business, financial condition, results of operations and/or growth prospects.

We contract with third parties for the manufacture of our product candidates for preclinical development and clinical testing, and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our products if any of our product candidates receive regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

If any contract manufacturing organization, or CMO, with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Further, our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

We may be unable to establish any additional agreements with third-party manufacturers or do so on acceptable terms. Reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates and any products that we may develop may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

The third parties upon whom we rely for the supply of the active pharmaceutical ingredients used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The active pharmaceutical ingredients, or API, used in all of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. Moreover, for IK-412, we depend on a single-source supplier of high grade polyethylene glycol, or PEG, a key component that is added to the API and contributes to the properties of IK-412. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the API used in our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.

Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we obtain regulatory approval for any of our current product candidates or any future product candidates, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s own evaluation of a potential collaboration. Such factors a potential collaborator will use to evaluate a collaboration may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

We may also be restricted under collaboration agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

In addition, any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our current or future product candidates, including our current lead product candidates, IK-930, IK-175, IK-412, IK-007, and our other future product candidates, such as against our RAS signaling target, ERK5, as well as for their respective compositions, formulations, methods used to manufacture them, and methods of treatment, in addition to successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect IK-930, IK-175, IK-412, IK-007 or our other current or future product candidates, including against our RAS signaling pathway, target ERK5. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, in jurisdictions outside the U.S., a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership. Furthermore, patents have a limited lifespan. In the U.S., and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally twenty years after it is filed, assuming all maintenance fees are paid. Various extensions may be available, on a jurisdiction-by-jurisdiction basis; however, the life of a patent, and thus the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of such drugs.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until at least 18 months after the earliest priority date of patent filing, or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in patents we may own or in-license patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to certain pending patent applications covering our current or future product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the relevant patent office(s) may be significantly narrowed by the time they issue, if they ever do. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may become involved in post-grant proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others from whom we may in the future obtain licenses to such rights, in the U.S. Patent and Trademark Office (USPTO), the European Patent Office (EPO), or in other countries. In addition, we may be subject to a third-party submission to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may allege that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents by claiming to an administrative patent authority or judge that the invention was not patent-eligible, was not original, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application filing failed to meet relevant requirements relating to description, basis, enablement, and/or support; in litigation, a competitor could claim that our patents, if issued, are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering our technology and current or future product candidates. Such challenges may also result in our inability to manufacture or commercialize our current or future product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent patents we may own or in-license by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third-party may develop a competitive drug that provides benefits similar to one or more of our current or future product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our current or future product candidates could be negatively affected, which would harm our business.

Furthermore, even if we are able to issue patents with claims of valuable scope in one or more jurisdictions, we may not be able to secure such claims in all relevant jurisdictions, or in a sufficient number to meaningfully reduce competition. Our competitors may be able to develop and commercialize their products, including products identical to ours, in any jurisdiction in which we are unable to obtain, maintain, or enforce such patent claims.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, deadlines, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements. We may miss a filing deadline for patent protection on these inventions.

The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after issuance of any patent. In addition, periodic maintenance fees, renewal fees, annuity fees and/or various other government fees are required to be paid periodically. While an inadvertent lapse can, in some cases, be cured by payment of a late fee, or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.

If our trademarks and trade names for our products or company name are not adequately protected in one or more countries where we intend to market our products, we may delay the launch of product brand names, use different trademarks or tradenames in different countries, or face other potentially adverse consequences to building our product brand recognition.

Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

If we are unable to adequately protect and enforce our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents we may own or in-license, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that may not be covered by patents. Although we require all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.

Moreover, any of these parties might breach the agreements and intentionally or inadvertently disclose our trade secret information and we may not be able to obtain adequate remedies for such breaches. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights and trade secrets to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, results of operations and future prospects.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third-party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us.

Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. Although we require all of our employees to assign their inventions to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may initiate, become a defendant in, or otherwise become party to lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe any patents we may own or in-license. In addition, any patents we may own or in-license also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or in-license is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any patents we may own or in-license do not cover the technology in question or that such third-party’s activities do not infringe our patent applications or any patents we may own or in-license. An adverse result in any litigation or defense proceedings could put one or more of any patents we may own or in-license at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Post-grant proceedings provoked by third-parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may own or in-license. These proceedings are expensive and an unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO post-grant proceedings, we may become a party to patent opposition proceedings in the EPO, or similar proceedings in other foreign patent offices or courts where our patents may be challenged. The costs of these proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result in a post-grant challenge proceeding may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business. Litigation or post-grant proceedings within patent offices may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may not be able to detect infringement against any patents we may own or in-license. Even if we detect infringement by a third-party of any patents we may own or in-license, we may choose not to pursue litigation against or settlement with the third-party. If we later sue such third-party for patent infringement, the third-party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us to enforce any patents we may own or in-license against such third-party.

Intellectual property litigation and administrative patent office patent validity challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

We may be subject to damages or settlement costs resulting from claims that we or our employees have violated the intellectual property rights of third parties, or are in breach of our agreements. We may be accused of, allege or otherwise become party to lawsuits or disputes alleging wrongful disclosure of third-party confidential information by us or by another party, including current or former employees, contractors or consultants. In addition to diverting attention and resources to such disputes, such disputes could adversely impact our business reputation and/or protection of our proprietary technology.

The intellectual property landscape relevant to our product candidates and programs is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our current or future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our current or future product candidates and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. For example, many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our current or future product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

While certain activities related to development and clinical testing of our current or future product candidates may be subject to safe harbor of patent infringement under 35 U.S.C. §271(e)(1), upon receiving FDA approval for such candidates we or any of our future licensors or strategic partners may immediately become party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that such product candidates infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our current or future product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current or future product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our current or future product candidates, technologies or methods.

If a third party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:

•

infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;

•

substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•

a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates, including IK-930, IK-007, IK-175, and IK-412, or future product candidates, such as against our RAS signaling target, ERK5, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;

•

if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;

•

redesigning our current or future product candidates or processes so they do not infringe, misappropriate or violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and

•

there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our current or future product candidates or proprietary technologies.

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our current or future product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our current or future product candidates, which could harm our business significantly.

We may be unable to obtain patent or other intellectual property protection for our current or future product candidates or our future products, if any, in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

We may not be able to pursue patent coverage of our current or future product candidates in all countries. Filing, prosecuting and defending patents on current or future product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of any patents we may own or in-license or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any rights we may have in our patent applications or any patents we may own or in-license in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents we may own or in-license at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents we may own or license that are relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

We may not obtain or grant licenses or sublicenses to intellectual property rights in all markets on equally or sufficiently favorable terms with third parties.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected current or future product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in any agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We may from time to time be party to license and collaboration agreements with third parties to advance our research or allow commercialization of current or future product candidates. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, and competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our current or future product candidates, and what activities satisfy those diligence obligations;

•	the priority of invention of any patented technology; and
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners.

In addition, the agreements under which we may license intellectual property or technology from third parties are likely to be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we may license prevent or impair our ability to maintain future licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected current or future product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Any granted patents we may own or in-license covering our current or future product candidates or other valuable technology could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad, including the USPTO and the EPO. A patent asserted in a judicial court could be found invalid or unenforceable during the enforcement proceeding. Administrative or judicial proceedings challenging the validity of our patents or individual patent claims could take months or years to resolve.

If we or our licensors or strategic partners initiate legal proceedings against a third-party to enforce a patent covering one of our current or future product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, in the process of obtaining the patent during patent prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patent applications or any patents we may own or in-license in such a way that they no longer cover our current or future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have from our patent applications or any patents we may own or in-license, allow third parties to commercialize our current or future product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our future licensors’ priority of invention or other features of patentability with respect to our patent applications and any patents we may own or in-license. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our current or future product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our future licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and current or future product candidates.

Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the current or future product candidates we may develop. The loss of exclusivity or the narrowing of our patent application claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our current or future product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first inventor to file” system. The first-inventor-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might subject us to infringement claims or adversely affect our ability to develop and market our current or future product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the commercialization of our current or future product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. As mentioned above, patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our current or future product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future product candidates or the use of our current or future product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our current or future product candidates. We may incorrectly determine that our current or future product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our current or future product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our current or future product candidates.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, which may be significant, we may be temporarily or permanently prohibited from commercializing any of our current or future product candidates that are held to be infringing. We might, if possible, also be forced to redesign current or future product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not guarantee commercial success of current or future product candidates or other business activities. Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third-party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•	patent applications that we own or may in-license may not lead to issued patents;
•	patents, should they issue, that we may own or in-license, may not provide us with any competitive advantages, may be narrowed in scope, or may be challenged and held invalid or unenforceable;
•

others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our current or future product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we may own or in-license, should any patents issue;

•	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
•	we, or our future licensors or collaborators, might not have been the first to make the inventions covered by a patent application that we own or may in-license;
•	we, or our future licensors or collaborators, might not have been the first to file patent applications covering a particular invention;
•	others may independently develop similar or alternative technologies without infringing, misappropriating or otherwise violating our intellectual property rights;
•

our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
•

third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such trade secrets or know-how;
•	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•	we may not develop or in-license additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants regulatory approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves all of the risks associated with FDA approval. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products will also be subject to approval.

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

As part of our business strategy, we may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for one of our product candidates, that exclusivity may not effectively protect our product candidate from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition or if another product with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process. While we may seek orphan drug designation for our product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

A breakthrough therapy designation and fast track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and each designation does not increase the likelihood that any of our product candidates will receive regulatory approval in the United States.

We may seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek fast track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Accelerated approval by the FDA, even if granted for our current or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive regulatory approval.

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain regulatory approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

The FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, and such changes can be difficult to predict.

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 16, 2020, the FDA noted that it was continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. As of July 2020, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since then, the ACA risk adjustment program payment parameters have been updated annually.

Members of the United States Congress and the current administration have expressed intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed comprehensive repeal legislation to date, the Tax Cuts and Jobs Act of 2017, or TCJA, essentially repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Further, on January 20, 2017, an Executive Order was signed directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost-sharing subsidies that reimburse insurers under the ACA. The current administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay to third-party payors more than $12 billion in ACA risk corridor payments that they argued were owed to them. This decision was appealed to the United States Supreme Court, which on April 27, 2020, reversed the United States Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. The U.S. federal government has since started sending third-party payors owed payments. It is not clear what effect this result will have on our business, but we will continue to monitor any developments.

Moreover, on January 22, 2018, a continuing resolution on appropriations for fiscal year 2018 was approved that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however on December 20, 2019, the Further Consolidated Appropriations Act (H.R. 1865) was signed into law, which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions were suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the current administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers.

On July 24, 2020, former President Trump signed four Executive Orders directing the Secretary of the U.S. Department of Health and Human Services, or HHS, to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On October 1, 2020, the FDA issued its final rule allowing importation of certain prescription drugs from Canada. On September 13, 2020, former President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and development that has a comparable per-capita gross domestic product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS as well as local state Medicaid programs could have a significant impact on our business.

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our current or future product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to obtain coverage and reimbursement approval for a product;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment of up to ten years, and exclusion from government healthcare programs. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

the federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act, or FCA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program (e.g. public or private), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to HHS information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Further, many state laws governing the privacy and security of health information in certain circumstances, differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•	imposition of a REMS which may include distribution or use restrictions;
•	requirements to conduct additional post-market clinical trials to assess the safety of the product;
•	clinical trial holds;
•	fines, warning letters or other regulatory enforcement action;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Risks Relating to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.

We are highly dependent on many of our key employees and members of our executive management team as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees, including temporary loss due to illness, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

In particular, we have experienced a very competitive hiring environment in Boston, Massachusetts, where we are headquartered. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In March 2020, the California State Attorney General has proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General will commence enforcement actions against violators beginning July 1, 2020. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the EU in May 2018 and introduces strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater.

If we or third-party CMOs, CROs or other contractors or consultants fail to comply with U.S. and international data protection laws and regulations, it could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

We may be unable to successfully integrate acquisitions, which may adversely impact our operations.

We have in the past and in the future may continue to acquire complementary businesses or technologies. Acquired technologies, products or businesses may not perform as we expect, and we may fail to realize anticipated synergies or results. In addition, our acquisition strategy may divert management’s attention away from our existing business, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

We have successfully integrated our past acquisitions of Arrys Therapeutics or Amplify Medicines, however, if we are unsuccessful in integrating any future acquisitions, it could impede us from realizing all of the benefits of those acquisitions and could weaken our business operations or future prospectus. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties of integrating an acquisition include, among other things:

•	issues in integrating the target company’s technologies, product candidates or capabilities with ours;
•	maintaining employee morale and retaining key employees;
•	integrating the culture of the target company with ours;
•	preserving important strategic relationships and collaborations; and
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, pipeline expansion or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of April 30, 2021, we had 38 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

Risks Related to Our Common Stock

The dual class structure of our common stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation entities affiliated with or managed by certain of our stockholders will hold an aggregate of 5,586,311 shares of our non-voting common stock. Upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 9.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock. Consequently, the holders of our non-voting common stock who have exercised their option to make this conversion, will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of March 31, 2021, we had federal net operating loss carryforwards of approximately $25.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our fifth amended and restated certificate of incorporation and amended and restated bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•

a requirement that special meetings of the stockholders may be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, and special meetings of stockholders may not be called by any other person or persons;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds (2/3) of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than a majority of all outstanding shares of our voting stock to amend any bylaws by stockholder action and not less than two-thirds (2/3) of all outstanding shares of our voting stock to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval, which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our fourth amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine (the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws will further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the Federal Forum Provision). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

General Risks

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates—The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Exchange Act and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•

providing only two years of audited financial statements in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•

the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure regarding executive compensation; and

•

exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of executive officers.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some, but not all, of the available exemptions available to us so long as we qualify as an “emerging growth company.” We have taken advantage of reduced reporting burdens in this Quarterly Report on form 10-Q. In particular, we have provided only two years of audited financial statements and have not included all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we have begun and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In additional, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Public Offering of Common Stock

On March 30, 2021, we closed our initial public offering, or IPO, in which we issued and sold 8,984,375 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,171,875 additional shares of common stock, at a public offering price of $16.00 per share. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333- 253919), which was declared effective by the SEC on March 22, 2021, or the Prospectus. Jefferies LLC, Cowen and Company, LLC, Credit Suisse Securities (USA) LLC, and William Blair & Company, L.L.C., acted as joint book-running managers for the offering. The aggregate gross proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were $143.8 million.

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, was approximately $131.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $2.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 25, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.3

Fifth Amended and Restated Certificate of Incorporation of Ikena Oncology, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K) filed with the SEC on March 30, 2021).

3.5	Amended and Restated Bylaws of Ikena Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K) filed with the SEC on March 30, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the SEC on March 22, 2021).

10.2#

2021 Stock Option and Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the SEC on March 22, 2021).

10.3#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the SEC on March 22, 2021).

10.4#

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the SEC on March 22, 2021).

10.5#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the SEC on March 22, 2021).

10.6#

Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the SEC on March 22, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 13, 2021	By:	/s/ Mark Manfredi
Mark Manfredi
Chief Executive Officer ((Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Douglas Carlson
Douglas Carlson
Chief Operating Officer and EVP Finance (Principal Financial Officer and Principal Accounting Officer)