Form 10-Q
period 2021-06-30
Ikena Oncology, Inc.
filed 2021-08-12
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2021, the registrant had 35,859,119 shares of common stock, $0.001 par value per share, outstanding.

i

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•	We are a targeted oncology company with a limited operating history.
•	We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
•	We have no products approved for commercial sale and have not generated any revenue from product sales.
•

We will require additional capital to finance our operations, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

•

We have never successfully completed any clinical trials for our oncology programs, and we may be unable to do so for any product candidates we develop. Certain of our oncology programs are still in preclinical development and may never advance to clinical development.

•

Our programs are focused on the development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.

•	Clinical product development involves a lengthy and expensive process, with an uncertain outcome.
•	We face substantial competition, which may result in other companies discovering, developing or commercializing products before or more successfully than we do.
•

If the market opportunities for our programs and product candidates are smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

•

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

•	We have entered into collaborations and may enter into additional collaborations in the future, and we might not realize the anticipated benefits of such collaborations.
•

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

•

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

•	Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.
•	The dual class structure of our common stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The material and other risks summarized above should be read together with the text of the full risk factors below and with the other information set forth in this Quarterly Report, including our condensed consolidated financial statements and the related notes, as well as with other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above, or described in full below, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

ii

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

•	our ability to efficiently discover and develop product candidates;
•	our ability and the potential to successfully manufacture our drug substances and product candidates for preclinical use, for clinical trials, and on a larger scale, for commercial use, if approved;
•	the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and product candidates;
•	our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our ability to commercialize our products, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, and strategic plans for our business and product candidates;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	estimates of our future expenses, revenue, capital requirements, and our needs for additional financing;
•

the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our financial performance;
•	the rate and degree of market acceptance of our product candidates;
•	regulatory developments in the United States and relevant foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the impact of laws and regulations;
•	our use of proceeds from our initial public offering;
•	developments relating to our competitors and our industry;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$264,004	$162,491
Prepaid expenses and other current assets	4,706	3,478
Total current assets	268,710	165,969
Property and equipment, net	2,102	1,393
Right-of-use asset	7,143	170
Other assets	872	872
Total assets	$278,827	$168,404
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,474	$2,122
Accrued expenses and other current liabilities	3,771	5,402
Operating lease liability	1,826	186
Deferred revenue	22,472	20,622
Total current liabilities	30,543	28,332
Long-term portion of lease liabilities	5,756	—
Deferred revenue, net of current portion	26,268	35,141
Total liabilities	62,567	63,473
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock (Series A, A-1 and B), $0.001 par value, No shares authorized, issued and outstanding as of June 30, 2021; 169,396,576 shares authorized, issued and outstanding as of December 31, 2020 (liquidation preference of $0 as of June 30, 2021 and $202.2 million as of December 31, 2020)	—	205,979
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value - 10,000,000 shares authorized at June 30, 2021 and no shares authorized at December 31, 2020; No shares issued and outstanding at June 30, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 35,859,119 issued and outstanding as of June 30, 2021; 230,000,000 shares authorized, 3,096,903 issued and outstanding as of December 31, 2020	36	3
Additional paid-in capital	349,960	10,288
Accumulated deficit	(133,736)	(111,339)
Total stockholders’ equity (deficit)	216,260	(101,048)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$278,827	$168,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development revenue under collaboration agreement	$3,549	$3,073	$7,023	$6,300
Operating expenses:
Research and development	11,374	6,334	21,396	14,226
General and administrative	4,862	1,798	8,035	4,308
Total operating expenses	16,236	8,132	29,431	18,534
Loss from operations	(12,687)	(5,059)	(22,408)	(12,234)
Other income (expense), net	6	21	11	251
Net loss and comprehensive loss	$(12,681)	$(5,038)	$(22,397)	$(11,983)
Net loss per share attributable to common stockholders basic and diluted	$(0.35)	$(1.89)	$(1.12)	$(4.51)
Weighted-average common stocks outstanding, basic and diluted	35,853,341	2,658,800	19,940,204	2,657,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	75,727,268	$78,867	2,651,333	$3	$5,617	$(67,083)	$(61,463)
Exercise of stock options	—	—	7,461	—	21	—	21
Stock-based compensation	—	—	—	—	375	—	375
Net loss and comprehensive loss	—	—	—	—	—	(6,945)	(6,945)
Balance at March 31, 2020	75,727,268	78,867	2,658,794	3	6,013	(74,028)	$(68,012)
Stock-based compensation	—	—	—	—	354	—	354
Net loss and comprehensive loss	—	—	—	—	—	(5,038)	(5,038)
Balance at June 30, 2020	75,727,268	$78,867	2,658,794	$3	$6,367	$(79,066)	$(72,696)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	169,396,576	$205,979	3,096,903	$3	$10,288	$(111,339)	$(101,048)
Initial public offering, net of issuance costs of $2.4 million	—	—	8,984,375	9	131,293	—	131,302
Conversion of convertible preferred stock into common stock	(169,396,576)	(205,979)	23,678,568	24	205,955	—	205,979
Stock-based compensation	—	—	—	—	885	—	885
Exercise of stock options	—	—	91,395	—	242	—	242
Net loss and comprehensive loss	—	—	—	—	—	(9,716)	(9,716)
Balance at March 31, 2021	—	—	35,851,241	36	348,663	(121,055)	227,644
Stock-based compensation	—	—	—	—	1,262	—	1,262
Exercise of stock options	—	—	7,878	—	35	—	35
Net loss and comprehensive loss	—	—	—	—	—	(12,681)	(12,681)
Balance at June 30, 2021	—	$—	35,859,119	$36	$349,960	$(133,736)	$216,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(22,397)	$(11,983)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	234	150
Stock-based compensation	2,147	729
Right-of-Use Amortization	568	467
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,859)	467
Accounts payable	452	(138)
Accrued expenses and other current liabilities	(872)	(543)
Lease liability	(144)	(435)
Deferred revenue	(7,023)	(6,300)
Net cash flows used in operating activities	(28,894)	(17,586)
Cash flows from investing activities
Purchases of property and equipment	(1,026)	(116)
Net cash flows used in investing activities	(1,026)	(116)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	131,302	—
Payment of preferred issuance costs	(146)	—
Proceeds from exercise of stock options	277	21
Net cash flows provided by financing activities	131,433	21
Net increase (decrease) in cash and cash equivalents and restricted cash	101,513	(17,681)
Cash, cash equivalents and restricted cash, beginning of period	163,363	82,083
Cash, cash equivalents and restricted cash, end of period	$264,876	$64,402
Cash and cash equivalents	$264,004	$63,530
Restricted cash included in other assets	872	872
Cash, cash equivalents and restricted cash, end of period	$264,876	$64,402
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accrued expense	$100	$—
Right-of-use assets recognized upon adoption of ASC 842	$—	$956
Right-of-use assets and lease liabilities recognized upon lease inception	$7,541	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The Company is a targeted oncology company developing novel therapies targeting key cancer signaling pathways. By leveraging the Company’s deep understanding of discovery chemistry, translational science, and patient-centric drug development, the Company has built a deep pipeline of programs, both wholly owned and partnered, focused on genetically defined or biomarker-driven cancers, which enables it to target specific patient populations that are in need of new treatment options and the Company believes are most likely to respond to treatment with its product candidates. Since the Company commenced operations in 2016, it has discovered or developed five oncology programs that include four product candidates in either IND-enabling studies or clinical development.

On March 22, 2021, ahead of the initial public offering, the Company effected a one-for-7.154 reverse stock split of the Company’s common stock. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of the Company’s convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares.

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

The accompanying condensed consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and the results of its operations and its cash flows for the three and six months ended June 30, 2021. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.

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

Summary of Significant Accounting Policies: The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s final Prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 25, 2021. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2021.

Concentration of Credit Risk and of Significant Suppliers: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2021 substantially all of the Company’s cash and cash equivalents were deposited at two highly rated financial institutions. The Company maintains balances in operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

The Company is dependent on third-party manufacturers and clinical research organizations to supply products and provide services for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. In the second quarter 2021, we were notified that a key component required in the manufacturing of IK-412, our novel kynurenine-degrading enzyme, is similarly essential to the manufacturing of COVID-19 vaccines and therapies. As such, the availability of the component has been delayed as resources have been allocated towards vaccine production in the near-term. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further analysis.

Research and Development Expense: Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation, and benefits for research and development full time employees facilities costs, depreciation, third-party license fees, acquisition of technology, overhead costs and external costs of outside vendors engaged to conduct preclinical development activities and trials. Research and development expense also includes the write-off of acquired in-process research and development (“IPR&D”) assets with no alternative future use.

Comprehensive Loss: Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2021 and 2020, there were no differences between net loss and comprehensive loss.

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

Note 3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds (included in cash equivalents)	$263,804	$263,804	$—	$—
Total	$263,804	$263,804	$—	$—

	As of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds (included in cash equivalents)	$162,290	$162,290	$—	$—
Total	$162,290	$162,290	$—	$—

During the six months ended June 30, 2021 and year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Clinical, manufacturing and scientific development	$1,727	$1,917
Prepaid Insurance	2,488	23
Other	491	1,538
Total	$4,706	$3,478

The Company did not capitalize any deferred issuance costs at June 30, 2021 in prepaid expenses and other current assets. As of December 31, 2020, the Company capitalized $0.5 million of deferred issuance costs related to the initial public offering recorded in prepaid expenses and other current assets.

Note 5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Property and equipment:
Lab equipment	$1,221	$1,071
Leasehold improvements	860	939
Electronic equipment and software	400	71
Furniture and fixtures	384	—
Total property and equipment	2,865	2,081
Less: accumulated depreciation	(763)	(688)
Property and equipment, net	$2,102	$1,393

Depreciation expense for the three months ended June 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $0.2 million and $0.2 million, respectively.  There were no impairments for the six months ended June 30, 2021 and 2020.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Employee compensation	$1,278	$1,816
Research and development expenses	1,908	2,251
Professional fees	574	955
Other current liabilities	11	380
Total	$3,771	$5,402

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

Agreement Structure

Under the BMS Collaboration Agreement, the Company will conduct exploratory and discovery activities, with the goal of identifying product candidates for certain targets, which are in the kynurenine pathway, which the Company is developing as IK-412, and the aryl hydrocarbon receptor (“AHR”), which the Company is developing as IK-175. The Company is obligated to complete research and development activities through completion of a Phase 1b clinical trial for each program. BMS has the option to receive a global-development, manufacture and commercialization license for the product candidate, which expires in January 2024. Subsequent to the delivery of a license, BMS is responsible for the worldwide development, manufacturing and commercialization of these product candidates.

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

The Company is recognizing revenue related to each of its performance obligations as the research and development services are performed through January 2024. The Company recognizes revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.

The Company recognized revenue of $3.5 million and $3.1 million in the three months ended June 30, 2021 and 2020, respectively, and revenue of $7.0 million and $6.3 million during the six months ended June 30, 2021 and 2020, respectively, from the BMS Collaboration Agreement, that in each case was previously included in deferred revenue at the beginning of the respective period. The condensed consolidated balance sheet at June 30, 2021 includes deferred revenue of $48.8 million related this agreement, of which $22.5 million and $26.3 million were classified as current and non-current, respectively. This amount is expected to be recognized as performance obligations are satisfied through the completion of the research and development services for IK-175 and IK-412.

Note 8. Redeemable Convertible Preferred Stock

In connection with the closing of the Company’s IPO on March 30, 2021, all issued and outstanding Redeemable Convertible Preferred Stock of 169,396,576 were converted to 23,678,568 shares of the Company’s common stock and are no longer issued.

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

As of June 30, 2021, 3,084,975 shares of common stock remain available for future issuance under the 2021 Plan. The Plan provides that equity awards may be granted to employees and nonemployees. The vesting periods for equity awards, which generally is four years, are determined by the Board of Directors. The contractual term for stock option awards is ten years.

The total compensation expense recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$535	$143	$948	$303
General and administrative	727	211	1,199	426
Total	$1,262	$354	$2,147	$729

The weighted-average fair value of the stock options granted during the six months ended June 30, 2021 was $5.55.  As of June 30, 2021, the total unrecognized stock-based compensation balance for unvested options was $15.5 million which is expected to be recognized over 3.1 years.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2020	2,650,396	$3.45	8.01	$5,463
Granted	2,569,516	8.74
Exercised	(99,273)	2.78
Cancelled or forfeited	(16,847)	5.90
Outstanding as of June 30, 2021	5,103,792	$6.12	8.59	$41,469
Vested or expected to vest as of June 30, 2021	5,103,792	$6.12	8.59	$41,469
Options exercisable as of June 30, 2021	1,615,050	$3.17	7.24	$17,548

The aggregate intrinsic value of options exercised for the six months ended June 30, 2021 and 2020 was $562 thousand and $13 thousand, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions.  The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing were as follows:

	Six Months Ended June 30,
	2021	2020
Weighted average risk-free interest rate	0.73%	0.47%
Expected dividend yield	0.00%	0.00%
Expected option term (in years)	6.08	6.08
Expected stock price volatility	72.5%	73.9%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of June 30, 2021, no shares have been purchased by employees under the ESPP.

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

The future lease payments for the Company’s operating lease as of June 30, 2021, were as follows (in thousands):

Fiscal Year	Operating Leases
2021 (excluding the six months ended June 30, 2021)	$872
2022	1,774
2023	1,827
2024	1,882
2025	1,938
Thereafter	817
Total minimum lease payments	9,110
Less amounts representing interest or imputed interest	1,528
Present value of lease liabilities	$7,582

Note 12. Commitments and Contingencies

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2021 or royalties on future sales of specified products that have not yet occurred as of June 30, 2021.

Note 13. Related Party Transactions

The Company entered into several agreements with a director and an entity affiliated with a director:

1)	As discussed in Note 10 above, the Company has entered into a license agreement with the University, which was affiliated with a director of the Company at the time of the license agreement
2)	Certain entities affiliated with directors purchased shares in the IPO.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Redeemable Convertible Preferred Stock	—	75,727,268
Options to purchase Common Stock	5,103,792	2,468,306
Total	5,103,792	78,195,574

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

Overview

We are a targeted oncology company developing novel therapies targeting key cancer signaling pathways. By leveraging our deep understanding of discovery chemistry, translational science, and patient-centric drug development, we have built a deep pipeline of programs, both wholly owned and partnered, focused on genetically defined or biomarker-driven cancers, which enable us to target specific patient populations that are in need of new treatment options and, we believe, are most likely to respond to treatment with our product candidates. Since we commenced operations in 2016, we have discovered or developed five oncology programs that include four product candidates in either IND-enabling studies or clinical development.

Our lead targeted oncology product candidate, IK-930, is an oral small molecule inhibitor of the transcriptional enhanced associate domain, or TEAD, transcription factor in the Hippo signaling pathway. The Hippo pathway is widely accepted as a key and prevalent driver of cancer pathogenesis and is genetically altered in approximately 10% of all cancers, and such genetic alterations are generally associated with poor clinical outcomes. We intend to pursue clinical development of IK-930 across a wide range of tumor types with known Hippo pathway mutations, and plan to focus our initial development efforts on indications that provide the potential for rapid clinical development to achieve proof-of-concept, such as NF2 deficient mesothelioma and soft tissue sarcomas associated to YAPI/TAZ fusion gene. We intend to submit an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for IK-930 in the fourth quarter of 2021.

For our second targeted oncology program, we have discovered and plan to develop oral small molecule inhibitors of extracellular signal-related kinase 5, or ERK5, a downstream enzyme in the RAS signaling pathway, which have the potential to bring therapeutic benefit to cancer patients with a mutation in the kirsten rat sarcoma, or KRAS, gene, which is an oncogene implicated in many cancers. We anticipate nominating a development candidate for the ERK5 program and initiating IND-enabling studies in the fourth quarter of 2021 with the goal of submitting an IND in the second half of 2022.

In addition to our targeted oncology programs, we have additional product candidates designed to target the tumor microenvironment in specific patient populations by leveraging biomarker-driven patient enrichment strategies. Two of these product candidates, IK-175 and IK-412, are partnered with Bristol-Myers Squibb Company, or BMS.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales.

We have incurred significant net losses in every year since our inception and expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $22.4 million and $12.0 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $133.7 million. We anticipate that our expenses will increase significantly as we:

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

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings, when needed, we may be required to delay, limit, reduce, or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

As of June 30, 2021, we had cash and cash equivalents of $264.0 million. We believe the existing cash and cash equivalents on hand as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements through 2023. To date, we have primarily financed our operations through proceeds from private placements of preferred stock prior to the completion of the IPO, payments from a collaboration agreement, related party revenue and completion of the IPO. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread and impact the economy throughout the United States and worldwide. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. For instance, a recurrence or continuation of COVID-19 and variant cases could cause a more widespread or severe impact on clinical and research activity depending on where infection rates are highest. If we, or any of the third parties with whom we engage, were to experience any shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

We are carefully monitoring the evolving COVID-19 pandemic and its potential impact on our business and have taken important steps to ensure the safety of our employees and their families and to reduce the spread of COVID-19. We established a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory and facilities staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has evolved. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.

In the second quarter 2021, we were notified that a key component required in the manufacturing of IK-412, our novel kynurenine-degrading enzyme, is similarly essential to the manufacturing of COVID-19 vaccines and therapies. As such, the availability of the component has been delayed as resources have been allocated towards vaccine production in the near-term. With this information and manufacturing lead times, the IND submission for the IK-412 has been delayed. We will provide an update on the guidance on IND submission timing when material supply can be reliably projected.

See “Risk Factors” for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition, and results of operations.

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

Operating Expenses

Our operating expenses since inception consist solely of research and development costs and general and administrative costs.

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
•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the evolving COVID-19 pandemic or similar public health crisis; and

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2021	2020	Dollar Change	% of Change
Revenue:
Research and development revenue under collaboration agreement	$3,549	$3,073	$476	15%
Operating expenses:
Research and development	11,374	6,334	5,040	80%
General and administrative	4,862	1,798	3,064	170%
Total operating expenses	16,236	8,132	8,104	100%
Loss from operations	(12,687)	(5,059)	(7,628)	151%
Other income (expense), net	6	21	(15)	(71)%
Net loss	$(12,681)	$(5,038)	$(7,643)	152%

Revenue

The research and development revenue under collaboration agreement of $3.5 million and $3.1 million for the three months ended June 30, 2021 and 2020, respectively, is related to the BMS Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The increase of $0.5 million was attributable to a net increase of program activities related to IK-175 and IK-412 during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2021	2020	Dollar Change	% of Change
Direct research and development expenses by program:
IK-930	$2,597	$751	$1,846	246%
IK-175	1,390	1,822	(432)	(24)%
IK-412	853	142	711	501%
IK-007	708	1,162	(454)	(39)%
Other discovery stage programs	2,581	640	1,941	303%
Research and development personnel and overhead expenses	3,245	1,817	1,428	79%
Total research and development expenses	$11,374	$6,334	$5,040	80%

Research and development expense was $11.4 million for the three months ended June 30, 2021, compared to $6.3 million for three months ended June 30, 2020. Included within research and development personnel and overhead expenses is stock-based compensation expense of $0.5 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase in research and development expense was primarily attributable to the on-going IND-enabling studies and manufacturing development costs for IK-930, the on-going IND-enabling studies and manufacturing development costs for IK-412, and research activities for other discovery stage programs. In addition, research and development expenses related to personnel and overhead expenses increased due to an increase in headcount. This increase in research and development expenses was offset by a decrease in development activities for IK-175 and a decrease in development activities for IK-007.

General and Administrative Expenses

General and administrative expense was $4.9 million for the three months ended June 30, 2021, as compared to $1.8 million for the three months ended June 30, 2020. General and administrative expense includes $0.7 million and $0.2 million of stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily attributable to an increase in compensation expense due to an increase in headcount, as well as general increases in audit, legal and consulting expenses to support our operations as a public company.

Results of Operations

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2021	2020	Dollar Change	% of Change
Revenue:
Research and development revenue under collaboration agreement	$7,023	$6,300	$723	11%
Operating expenses:
Research and development	21,396	14,226	7,170	50%
General and administrative	8,035	4,308	3,727	87%
Total operating expenses	29,431	18,534	10,897	59%
Loss from operations	(22,408)	(12,234)	(10,174)	83%
Other income (expense), net	11	251	(240)	(96)%
Net loss	$(22,397)	$(11,983)	$(10,414)	87%

Revenue

The research and development revenue under collaboration agreement of $7.0 million and $6.3 million for the six months ended June 30, 2021 and 2020, respectively, is related to the BMS Collaboration Agreement for the IK-175 and IK-412 programs which were executed in January 2019. The increase of $0.7 million was attributable to a net increase of program activities related to IK-175 and IK-412 during the six months ended June 30, 2021.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2021	2020	Dollar Change	% of Change
Direct research and development expenses by program:
IK-930	$3,912	$1,752	$2,160	123%
IK-175	2,780	3,723	(943)	(25)%
IK-412	2,039	351	1,688	481%
IK-007	1,386	2,926	(1,540)	(53)%
Other discovery stage programs	4,866	1,209	3,657	302%
Research and development personnel and overhead expenses	6,413	4,265	2,148	50%
Total research and development expenses	$21,396	$14,226	$7,170	50%

Research and development expense was $21.4 million for the six months ended June 30, 2021, compared to $14.2 million for six months ended June 30, 2020. Included within research and development personnel and overhead expenses is stock-based compensation expense of $0.9 million and $0.3 million for the six months ended June 30, 2021 and 2020 respectively. The increase in research and development expense was primarily attributable to the on-going IND-enabling studies and manufacturing development costs for IK-930, the on-going IND-enabling studies and manufacturing development costs for IK-412, and research activities for other discovery stage programs. In addition, research and development expenses related to personnel and overhead expenses increased due to an increase in headcount. This increase in research and development expenses was offset by a decrease in development activities for IK-175 and a decrease in development activities for IK-007.

General and Administrative Expenses

General and administrative expense was $8.0 million for the six months ended June 30, 2021, as compared to $4.3 million for the six months ended June 30, 2020. General and administrative expense includes $1.2 million and $0.4 million of stock-based compensation expense for the six months ended June 30, 2021 and 2020 respectively. The increase was primarily attributable to an increase in compensation expense due to an increase in headcount, as well as general increases in audit, legal and consulting expenses to support our transition to becoming a public company.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the BMS Collaboration Agreement, and, most recently, common stock in our IPO. We also obtained $11.3 million in cash from our acquisition of Arrys Therapeutics, Inc., or Arrys, and $3.7 million in cash from our acquisition of Amplify. As of June 30, 2021, we had cash and cash equivalents of $264.0 million.

In March 2021, we completed our IPO in which we received net proceeds, inclusive of the exercise by the underwriters of their option of purchase additional shares, of approximately $131.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided (used in) by operating activities	$(28,894)	$(17,586)
Net cash (used in) provided by investing activities	(1,026)	(116)
Net cash provided by financing activities	131,433	21
Net increase in cash and cash equivalents and restricted cash	$101,513	$(17,681)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

The increase in cash used in operating activities of $11.3 million was primarily attributable to the increase in our net loss of $10.4 million, primarily due to increased research and development and general and administrative expenses.

Net Cash Used in Investing Activities

The increase in cash used investing activities of $0.9 million was primarily attributable to an increase in property and equipment purchased in connection with the commencement of our new lease.

Net Cash Provided by Financing Activities

The increase in cash provided by financing activities of $131.4 million primarily reflects cash proceeds received in connection with the IPO.

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

We expect that our existing cash and cash equivalents as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at June 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating lease obligation	$9,110	$1,748	$3,654	$3,708
Total	$9,110	$1,748	$3,654	$3,708

On July 21, 2020, we entered into an operating lease agreement for 20,752 square feet of office, lab and animal care facility space located in Boston, Massachusetts for our new corporate headquarters. The commencement date of the lease was February 19, 2021 and the lease term is 63 months. The lease provides a three-month free rent period, which commenced on February 19, 2021. The base rent is $145 thousand a month and escalates by 3% annually and total lease payments for the term of the lease are $9.3 million. We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing, as well as contracts for other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice of 30 days and, as a result, are not included in the table of contractual obligations above. Payments due upon cancelation of such contracts consist only of payments for services provided and expenses incurred up to the date of cancelation.

We may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or that we may be required to make royalty payments under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property such as our patent license agreement with the University and our license agreement with AskAt, Inc. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and have not been included in the table above.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies from those described in our final prospectus for our IPO file pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 25, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2021 and December 31, 2020, our cash equivalents consisted of interest-bearing checking accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Inflation generally affects us by increasing our costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2021

Item 4. Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We commenced operations in 2016 and are a targeted oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and there is no assurance that we will obtain approvals in the future. Our targeted oncology programs are still in preclinical development. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Our net losses were $22.4 million for the six months ended June 30, 2021 and $44.3 million for the year ended December 31, 2020. We had an accumulated deficit of $133.7 million  as of June 30, 2021. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

•	our ability to attract, hire and retain qualified personnel;
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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated minimal collaborative revenue from our product candidates and have not generated revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete our ongoing and planned preclinical studies for our targeted oncology and tumor microenvironment programs;
•	timely file and the acceptance of our investigational new drug applications, or IND, for IK-930 and our other programs in order to commence our planned clinical trials or future clinical trials;
•	successfully enroll subjects in, and complete, our ongoing and planned clinical trials;
•	initiate and successfully complete all safety and efficacy studies required to obtain U.S. and foreign regulatory approval for our product candidates;
•	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•	obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;
•	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	position our products to effectively compete with other therapies;
•	obtain and maintain healthcare coverage and adequate reimbursement;
•	enforce and defend intellectual property rights and claims;
•	implement measures to help minimize the risk of the COVID-19 pandemic to our employees as well as patients and subjects enrolled in our clinical trials; and
•	maintain a continued acceptable safety profile of our products following approval.

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

The development of pharmaceutical products is capital-intensive. We are currently advancing our targeted oncology programs through preclinical development. We plan to file an IND for IK-930 in the fourth quarter of 2021 and begin a Phase 1 clinical trial shortly thereafter. We also expect to begin IND-enabling studies for our ERK5, RAS signaling program in the fourth quarter of 2021. We have three tumor microenvironment product candidates, of which IK-175 and IK-007 are in Phase 1 and Phase 1b clinical development, respectively. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We have begun to and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts

On March 30, 2021, we completed our initial public offering of our common stock, or IPO, and expect that the net proceeds from the IPO, together with our existing cash and cash equivalents will be sufficient to fund our operations through 2023. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing and clinical trials for our product candidates;
•	the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the COVID-19 pandemic;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcomes of regulatory reviews of our product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration agreements or any additional collaboration agreements we may establish;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the costs of securing manufacturing arrangements for clinical and commercial production;
•	costs related to the development of any companion diagnostics we may use in the future; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Since late 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 has spread to most countries across the world, including all 50 states within the U.S., including Boston, Massachusetts, where our primary office and laboratory space is located. The coronavirus pandemic continues to evolve, with new variants of the SARS-CoV-2 virus identified, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the variants of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally and the continued identification of new variants of the SARS-CoV-2 virus could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with microsatellite stable colorectal cancer, or MSS CRC, the patient populations that our most advanced and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

In the first half of 2021, we were notified that a key component required in the manufacturing of IK-412, our novel kynurenine-degrading enzyme, is similarly essential to the manufacturing of COVID-19 vaccines and therapies. As such, the availability of the component has been delayed as resources have been allocated towards vaccine production in the near-term. With this information and manufacturing lead times, the IND submission for the IK-412 has been delayed. We will provide an update on the guidance on IND submission timing when material supply can be reliably projected. Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by the ongoing COVID-19 pandemic. Some factors from the COVID-19 pandemic that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

•	diversion of components required in our manufacturing process for certain of our programs due to COVID-19 related vaccination and treatment efforts;
•

changes in federal, state and local regulations as part of a response to the ongoing COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether; and

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines.

We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including requiring certain of our employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, as indicated and necessary, and which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or the SEC, or FDA.

These and other factors arising from COVID-19 and any variants could worsen in countries that are already afflicted with COVID-19 or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.

We have never successfully completed any clinical trials for our oncology programs, and we may be unable to do so for any product candidates we develop. Certain of our oncology programs are still in preclinical development and may never advance to clinical development.

We have not yet demonstrated our ability to successfully complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our targeted oncology programs are still in preclinical development and may never advance to clinical development. We plan to file an IND for our IK-930 program in the fourth quarter of 2021 and expect to begin a Phase 1 clinical trial shortly thereafter. We expect to begin IND-enabling studies for our ERK5 RAS signaling program in the fourth quarter of 2021. Additionally, we plan to continue advancing our pipeline, including IK-412, towards the clinic. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. We currently only have two product candidates from our tumor microenvironment program in clinical development. We are conducting a Phase 1 trial with IK-175 in patients with bladder cancer with activated aryl hydrocarbon receptor, or AHR, and a Phase 1b trial with IK-007 in combination with pembrolizumab for the treatment of patients with advanced or progressive microsatellite stable colorectal cancer, or MSS CRC. However, we do not know whether these or any of our future clinical trials will begin on time or be completed on schedule, if at all.

If we are required to conduct additional preclinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive, or are only modestly positive, or, if there are safety concerns, we may:

•	not obtain regulatory approval at all;
•	be delayed in obtaining regulatory approval for our product candidates;
•	obtain regulatory approval for indications or patient populations that are not as broad as intended or desired;
•	continue to be subject to post-marketing testing requirements; or
•	experience having the product removed from the market after obtaining regulatory approval.

Our programs are focused on the development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.

The discovery and development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genetic alterations targeted by our programs drive the formation and spread of cancer, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients with specific target alterations, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type, commercialize our product candidates and achieve profitability.

Clinical product development involves a lengthy and expensive process, with an uncertain outcome.

Our preclinical studies and future and ongoing clinical trials may not be successful. Currently, all our targeted oncology programs are in preclinical development. It is impossible to predict when, or if, any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our preclinical studies and future and ongoing clinical trials may not be successful.

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

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received all of the necessary data or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary top-line data we previously published. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

Further, regulatory agencies and others may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could adversely impact the potential of the particular program, the likelihood of obtaining regulatory approval of the particular product candidate, commercialization of any approved product and the business prospects of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

We may experience delays in initiating or completing our preclinical studies or clinical trials, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future INDs. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will not be delayed, require redesign, will enroll an adequate number of subjects on time, or will be completed on schedule, if at all. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	clinical trials of our product candidates may be delayed due to complications associated with the COVID-19 and related variances pandemic;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions at which such trials are being conducted, by the Safety Monitoring Committee, or SMC, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including, but limited to, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, adverse findings upon an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with, among other considerations, our clinical trial design or our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Moreover, principal investigators for our current and future clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. Such an outcome could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the COVID-19 pandemic and related variance, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

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

In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as do our product candidates, and patients who would otherwise be eligible for our clinical trials may instead to enroll in clinical trials of our competitors’ product candidates. Furthermore, our ability to enroll patients may be significantly delayed by the ongoing COVID-19 and variant pandemic, and we cannot accurately predict the extent and scope of such delays at this point.

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

Certain of our current product candidates and any future product candidates have the potential to be administered in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, we plan to explore combinations of IK-930 in combination with epidermal growth factor receptor, in combination with EGFR, and in combination with a mitogen-activated protein kinase, or MEK inhibitor, in certain indications, plan to explore IK 412 in combination with nivolumab, and we are currently evaluating IK-175 in combination with nivolumab, which is marketed by Bristol-Myers Squibb Company, or BMS. We are also currently conducting a Phase 1b clinical trial of IK-007 in combination with pembrolizumab, which is marketed by Merck. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates used in combination with EGFR inhibitors, nivolumab, pembrolizumab, or other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. The FDA, other U.S. regulatory agencies and/or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates and any future product candidates. Moreover, following product approval, the FDA, other U.S. regulatory agencies and/or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the other product, quality, manufacturing and supply issues with respect to the other product, and changes to the standard of care.

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

For our targeted oncology program, we expect to file an IND for IK-930 in the fourth quarter of 2021 and to initiate IND-enabling studies for our ERK5 program in the fourth quarter of 2021.

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

We were notified in the second quarter of 2021 that a key component required in the manufacturing of IK-412 also is required for the manufacturing of COVID-19 vaccines and therapies. As a result, the availability of the component for purposes other than vaccine production is extremely limited in the near-term. This situation impacted our manufacturing lead times, delaying the planned IND submission for the IK-412.

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

We may develop future product candidates, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates, in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials. As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition and prospects.

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

We may in the future choose to conduct additional clinical trials outside the United States, including in Europe, Australia or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-

site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

We are also unable to predict how changing global economic conditions or potential global health concerns such as the COVID-19 pandemic will further affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

In the second quarter of 2021, we were notified that a key component required in the manufacturing of IK-412, our novel kynurenine-degrading enzyme, is similarly essential to the manufacturing of COVID-19 vaccines and therapies. As such, the availability of the component has been delayed as resources have been allocated towards vaccine production in the near-term. With this information and manufacturing lead times, the IND submission for the IK-412 has been delayed.

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

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires  pre-approval of promotional materials for products receiving Accelerated Approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

Separately, in response to the COVID-19 pandemic, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safety to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign pre-approval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates, and in May 2021 announced plans to continue progress toward resuming standard operational levels. On July 16, 2020, the FDA noted that it was continuing to expedite oncology product development with its staff teleworking full-time. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluate to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted and/or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in laws, regulations, statutes or the interpretation of existing laws and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States., there have been and continue to be a significant number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the United States pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since then, the ACA risk adjustment program payment parameters have been updated annually. The ACA has been subject to ongoing political and legal challenges, including by members of the United States Congress and the prior administration, and the current administration is proposing significant changes to access, delivery and payment of healthcare including changes that would potentially impact the pharmaceutical industry.  We continue to monitor and evaluate the effect that healthcare reform, the current administration’s priorities including drug pricing reform, challenges to the ACA, and all other applicable laws and regulations have on our business.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030, unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

As of July 31, 2021, we had 50 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of June 30, 2021, we had federal net operating loss carryforwards of approximately $25.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

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

As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

There has been no material change in the planned use of IPO proceeds from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 26, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.3

Fifth Amended and Restated Certificate of Incorporation of Ikena Oncology, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K) filed with the SEC on March 30, 2021).

3.5	Amended and Restated Bylaws of Ikena Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K) filed with the SEC on March 30, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the SEC on March 22, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

*	Filed herewith.

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

Company Name

Date: August 12, 2021	By:	/s/ Mark Manfredi
Mark Manfredi
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Douglas Carlson
Douglas Carlson
Chief Operating Officer and EVP Finance (Principal Financial Officer and Principal Accounting Officer)