Form 10-Q
period 2021-09-30
Ikena Oncology, Inc.
filed 2021-11-10
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 35,906,794 shares of common stock, $0.001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$245,899	$162,491
Prepaid expenses and other current assets	5,966	3,478
Total current assets	251,865	165,969
Property and equipment, net	2,125	1,393
Right-of-use asset	6,843	170
Other assets	872	872
Total assets	$261,705	$168,404
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,928	$2,122
Accrued expenses and other current liabilities	4,232	5,402
Operating lease liability	1,838	186
Deferred revenue	22,574	20,622
Total current liabilities	30,572	28,332
Long-term portion of lease liabilities	5,449	—
Deferred revenue, net of current portion	22,421	35,141
Total liabilities	58,442	63,473
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock (Series A, A-1 and B), $0.001 par value, No shares authorized, issued and outstanding as of September 30, 2021; 169,396,576 shares authorized, issued and outstanding as of December 31, 2020 (liquidation preference of $0 as of September 30, 2021 and $202.2 million as of December 31, 2020)	—	205,979
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value - 10,000,000 shares authorized as of September 30, 2021 and no shares authorized as of December 31, 2020; No shares issued and outstanding as of September 30, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 35,877,794 issued and outstanding as of September 30, 2021; 230,000,000 shares authorized, 3,096,903 issued and outstanding as of December 31, 2020	36	3
Additional paid-in capital	351,478	10,288
Accumulated deficit	(148,251)	(111,339)
Total stockholders’ equity (deficit)	203,263	(101,048)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$261,705	$168,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development revenue under collaboration agreement	$3,746	$2,829	$10,768	$9,129
Operating expenses:
Research and development	13,375	7,218	34,770	21,445
General and administrative	4,893	1,844	12,928	6,150
Total operating expenses	18,268	9,062	47,698	27,595
Loss from operations	(14,522)	(6,233)	(36,930)	(18,466)
Other income, net	7	11	18	261
Net loss and comprehensive loss	$(14,515)	$(6,222)	$(36,912)	$(18,205)
Net loss per share attributable to common stockholders basic and diluted	$(0.40)	$(2.34)	$(1.46)	$(6.85)
Weighted-average common stocks outstanding, basic and diluted	35,860,284	2,658,800	25,305,212	2,657,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	75,727,268	$78,867	2,651,333	$3	$5,617	$(67,083)	$(61,463)
Exercise of stock options	—	—	7,461	—	21	—	21
Stock-based compensation	—	—	—	—	375	—	375
Net loss and comprehensive loss	—	—	—	—	—	(6,945)	(6,945)
Balance as of March 31, 2020	75,727,268	78,867	2,658,794	3	6,013	(74,028)	$(68,012)
Stock-based compensation	—	—	—	—	354	—	354
Net loss and comprehensive loss	—	—	—	—	—	(5,038)	(5,038)
Balance as of June 30, 2020	75,727,268	78,867	2,658,794	3	6,367	(79,066)	(72,696)
Stock-based compensation	—	—	—	—	418	—	418
Net loss and comprehensive loss	—	—	—	—	—	(6,222)	(6,222)
Balance as of September 30, 2020	75,727,268	$78,867	2,658,794	$3	$6,785	$(85,288)	$(78,500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	169,396,576	$205,979	3,096,903	$3	$10,288	$(111,339)	$(101,048)
Initial public offering, net of issuance costs of $2.4 million	—	—	8,984,375	9	131,293	—	131,302
Conversion of convertible preferred stock into common stock	(169,396,576)	(205,979)	23,678,568	24	205,955	—	205,979
Stock-based compensation	—	—	—	—	885	—	885
Exercise of stock options	—	—	91,395	—	242	—	242
Net loss and comprehensive loss	—	—	—	—	—	(9,716)	(9,716)
Balance as of March 31, 2021	—	—	35,851,241	36	348,663	(121,055)	227,644
Stock-based compensation	—	—	—	—	1,262	—	1,262
Exercise of stock options	—	—	7,878	—	35	—	35
Net loss and comprehensive loss	—	—	—	—	—	(12,681)	(12,681)
Balance as of June 30, 2021	—	—	35,859,119	36	349,960	(133,736)	216,260
Stock-based compensation	—	—	—	—	1,449	—	1,449
Exercise of stock options	—	—	18,675	—	69	—	69
Net loss and comprehensive loss	—	—	—	—	—	(14,515)	(14,515)
Balance as of September 30, 2021	—	$—	35,877,794	$36	$351,478	$(148,251)	$203,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(36,912)	$(18,205)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	381	225
Stock-based compensation	3,596	1,147
Non-cash operating lease expense	868	713
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,118)	341
Accounts payable	(94)	89
Accrued expenses and other current liabilities	(397)	266
Lease liability	(440)	(703)
Deferred revenue	(10,768)	(9,129)
Net cash flows used in operating activities	(46,884)	(25,256)
Cash flows from investing activities
Purchases of property and equipment	(1,210)	(116)
Net cash flows used in investing activities	(1,210)	(116)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	131,302	—
Payment of preferred issuance costs	(146)	—
Proceeds from exercise of stock options	346	21
Net cash flows provided by financing activities	131,502	21
Net increase (decrease) in cash and cash equivalents and restricted cash	83,408	(25,351)
Cash, cash equivalents and restricted cash, beginning of period	163,363	82,083
Cash, cash equivalents and restricted cash, end of period	$246,771	$56,732
Cash and cash equivalents	$245,899	$55,860
Restricted cash included in other assets	872	872
Cash, cash equivalents and restricted cash, end of period	$246,771	$56,732
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accrued expense	$86	$128
Right-of-use assets recognized upon adoption of ASC 842	$—	$956
Right-of-use asset obtained in exchange for operating lease liability	$—	$178
Right-of-use assets and lease liabilities recognized upon lease inception	$7,541	$—
Deferred transaction costs in accounts payable and accrued expenses	$—	$133

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The Company is a targeted oncology company developing novel therapies targeting key cancer signaling pathways. By leveraging the Company’s deep understanding of discovery chemistry, translational science, and patient-centric drug development, the Company has built a deep pipeline of programs, both wholly owned and partnered, focused on genetically defined or biomarker-driven cancers. This enables it to target specific patient populations that are in need of new treatment options and the Company believes are most likely to respond to treatment with its product candidates. Since the Company commenced operations in 2016, it has advanced multiple product candidates to Investigational New Drug Application, or IND, acceptance and clinical development. In addition, the Company has a robust pipeline of early stage programs.

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

The accompanying condensed consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and the results of its operations and its cash flows for the three and nine months ended September 30, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.

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

Summary of Significant Accounting Policies: The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s final Prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 25, 2021. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2021.

Concentration of Credit Risk and of Significant Suppliers: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. As of September 30, 2021 substantially all of the Company’s cash and cash equivalents were deposited at two highly rated financial institutions. The Company maintains balances in operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

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

Deferred Issuance Costs: On March 30, 2021, the Company completed its IPO. Accordingly, the Company recognized offering costs of approximately $2.4 million as a reduction from the gross proceeds associated with the closing of the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company incurred deferred offering costs of $0.5 million as of December 31, 2020 which were included in prepaid expenses and other current assets.

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

Note 3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds (included in cash equivalents)	$245,699	$245,699	$—	$—
Total	$245,699	$245,699	$—	$—

	As of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds (included in cash equivalents)	$162,290	$162,290	$—	$—
Total	$162,290	$162,290	$—	$—

During the nine months ended September 30, 2021 and year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Clinical, manufacturing and scientific development	$3,276	$1,917
Prepaid Insurance	1,662	23
Other	1,028	1,538
Total	$5,966	$3,478

Note 5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Property and equipment:
Lab equipment	$1,384	$1,071
Leasehold improvements	860	939
Electronic equipment and software	407	71
Furniture and fixtures	384	—
Total property and equipment	3,035	2,081
Less: accumulated depreciation	(910)	(688)
Property and equipment, net	$2,125	$1,393

Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $0.4 million and $0.2 million, respectively. There were no impairments for the nine months ended September 30, 2021 and 2020.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Employee compensation	$1,940	$1,816
Research and development expenses	1,746	2,251
Professional fees	533	955
Other current liabilities	13	380
Total	$4,232	$5,402

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

The Company recognized revenue of $3.7 million and $2.8 million in the three months ended September 30, 2021 and 2020, respectively, and revenue of $10.8 million and $9.1 million during the nine months ended September 30, 2021 and 2020, respectively, from the BMS Collaboration Agreement, that in each case was previously included in deferred revenue at the beginning of the respective period. The condensed consolidated balance sheet as of September 30, 2021 includes deferred revenue of $45.0 million related this agreement, of which $22.6 million and $22.4 million were classified as current and non-current, respectively. This amount is expected to be recognized as performance obligations are satisfied through the completion of the research and development services for IK-175 and IK-412.

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

As of September 30, 2021, 2,661,608 shares of common stock remain available for future issuance under the 2021 Plan. The Plan provides that equity awards may be granted to employees and nonemployees. The vesting periods for equity awards, which generally is four years, are determined by the Board of Directors. The contractual term for stock option awards is ten years.

The total compensation expense recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$672	$202	$1,621	$506
General and administrative	777	216	1,975	641
Total	$1,449	$418	$3,596	$1,147

The weighted-average fair value of the stock options granted during the nine months ended September 30, 2021 was $5.78. As of September 30, 2021, the total unrecognized stock-based compensation expense for unvested options was $17.1 million which is expected to be recognized over 3.0 years.

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2020	2,650,396	$3.45	8.01	$5,463
Granted	2,998,224	9.14
Exercised	(117,948)	2.93
Cancelled or forfeited	(22,188)	5.78
Outstanding as of September 30, 2021	5,508,484	$6.55	8.46	$34,867
Vested or expected to vest as of September 30, 2021	5,508,484	$6.55	8.46	$34,867
Options exercisable as of September 30, 2021	1,788,373	$3.26	7.06	$16,747

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020 was $0.7 million and $13 thousand, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate range	0.81% to 1.07%	0.36% to 0.47%	0.68% to 1.07%	0.27% to 0.47%
Expected dividend yield	0%	0%	0%	0%
Expected option term (in years)	6.08	5.00 to 6.08	6.00 to 6.08	5.00 to 6.08
Expected stock price volatility range	69.61% to 69.74%	73.15% to 74.89%	69.61% to 73.30%	73.15% to 74.89%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of September 30, 2021, no shares have been purchased by employees under the ESPP.

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

The future lease payments for the Company’s operating lease as of September 30, 2021, were as follows (in thousands):

Fiscal Year	Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$436
2022	1,774
2023	1,827
2024	1,882
2025	1,938
Thereafter	817
Total minimum lease payments	8,674
Less amounts representing interest or imputed interest	1,387
Present value of lease liabilities	$7,287

Note 12. Commitments and Contingencies

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of September 30, 2021 or royalties on future sales of specified products that have not yet occurred as of September 30, 2021.

Note 13. Related Party Transactions

The Company entered into several agreements with a director and an entity affiliated with a director:

1)
As discussed in Note 10 above, the Company has entered into a license agreement with the University, which was affiliated with a director of the Company at the time of the license agreement. During the three and nine months ended September 30, 2021 the Company recorded expenses in connection with University license fees and certain patent-related costs incurred on its behalf of $32 thousand and $126 thousand, respectively. University license fees and certain patent-related costs incurred during the three and nine months ended September 30, 2020 were $22 thousand and $95 thousand, respectively.
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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Redeemable Convertible Preferred Stock	—	75,727,268
Options to purchase Common Stock	5,508,484	2,662,359
Total	5,508,484	78,389,627

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

Overview

We are a targeted oncology company developing novel therapies targeting key cancer signaling pathways. By leveraging our deep understanding of discovery chemistry, translational science, and patient-centric drug development, we built a deep pipeline of programs, both wholly owned and partnered, focused on genetically defined or biomarker-driven cancers. This enables us to target specific patient populations that are in need of new treatment options and, we believe, are most likely to respond to treatment with our product candidates. Since the Company commenced operations in 2016, it has advanced multiple product candidates to Investigational New Drug Application, or IND, acceptance and clinical development. In addition, we have a robust pipeline of early stage targeted oncology programs.

Our lead targeted oncology product candidate, IK-930, is an oral small molecule inhibitor of the transcriptional enhanced associate domain, or TEAD, transcription factor in the Hippo signaling pathway. The Hippo pathway is widely accepted as a prevalent driver of cancer pathogenesis and is genetically altered in approximately 10% of all cancers, and such genetic alterations are generally associated with poor clinical outcomes. We intend to pursue clinical development of IK-930 across a range of tumor types with known Hippo pathway mutations, and plan to focus our initial development efforts on indications that provide the potential for rapid clinical development to achieve proof-of-concept, such as NF2 deficient mesothelioma and soft tissue sarcomas with YAP1 or TAZ fusion gene fusions. In October 2021 our IND was accepted by the U.S. Food and Drug Administration, or FDA, for IK-930 and we plan to initiate the first in human clinical trials in the first quarter of 2022.

Our preclinical pipeline includes additional targeted oncology programs, including efforts to develop candidates for targets within the RAS pathway, with a particular focus on targets that are potentially driving cancer growth, and that are key to therapeutic resistance. The programs are being supported by our research organization’s work in elucidating the intricacies of the RAS pathway. We are focused on targeting nodes in the RAS pathway that provide opportunities for both monotherapies and in combination approaches in RAS mutant cancers to overcome therapeutic resistance. This work includes additional efforts on extracellular signal-related kinase 5 (ERK5) biology and chemistry optimization prior to candidate nomination. Multiple development candidates are expected to emerge from the RAS pathway discovery programs over the next 18 months.

Additionally, we have three product candidates in development designed to target immune signaling in the tumor microenvironment in specific patient populations by leveraging biomarker-driven patient enrichment strategies. Two of these product candidates, IK-175 and IK-412, are partnered with Bristol-Myers Squibb Company, or BMS. IK-175 is an oral inhibitor of aryl hydrocarbon receptor, or AHR, which we are currently evaluating in a Phase 1a/1b clinical trial in solid tumors and in urothelial carcinomas. Recent supply chain delays due to COVID-19 treatment and vaccine production have impacted the IK-412 timelines.

We were incorporated as a Delaware corporation on March 2, 2016, and our headquarters is located in Boston, Massachusetts. Since our inception, we devoted all of our efforts to organizing and staffing our company, acquiring intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. On March 30, 2021, we completed an IPO, in which we issued and sold 8,984,375 shares of our common stock at a public offering price of $16.00 per share, including 1,171,875 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $143.8 million. We raised approximately $131.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us.

To date, we have not had any products approved for sale and have not generated any revenue from product sales.

We have incurred significant net losses in every year since our inception and expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $36.9 million and $18.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $148.3 million. We anticipate that our expenses will increase significantly as we:

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

As of September 30, 2021, we had cash and cash equivalents of $245.9 million. We believe the existing cash and cash equivalents on hand as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements through 2023. To date, we have primarily financed our operations through proceeds from private placements of preferred stock prior to the completion of the IPO, payments from a collaboration agreement, related party revenue and completion of the IPO. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread and impact the economy throughout the United States and worldwide. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic, existing and emerging variants and the level of acceptance of vaccines, and actions taken by government authorities and businesses to help contain or prevent the further spread of COVID-19. For instance, a recurrence or continuation of COVID-19 and variant cases could cause a more widespread or severe impact on clinical and research activity depending on where infection rates are highest. If we, or any of the third parties with whom we engage, were to experience any shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

We are carefully monitoring the evolving COVID-19 pandemic and its potential impact on our business and have taken important steps to ensure the safety of our employees and their families and to reduce the spread of COVID-19. We have established a work-from-home policy for all employees while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories. In June 2021, we re-opened our office on an optional basis. For employees working in our facilities, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has evolved. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.

In the second quarter 2021, we were notified that a key component required in the manufacturing of IK-412, our novel kynurenine-degrading enzyme, is similarly essential to the manufacturing of COVID-19 vaccines and therapies. As such, the availability of the component has been delayed as resources have been allocated towards vaccine production in the near-term. With this information and manufacturing lead times, the IND submission for IK-412 was delayed. We will continue to monitor the impact of COVID-19 related supply chain issues relating to our business.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2021	2020	Dollar Change	% of Change
Revenue:
Research and development revenue under collaboration agreement	$3,746	$2,829	$917	32%
Operating expenses:
Research and development	13,375	7,218	6,157	85%
General and administrative	4,893	1,844	3,049	165%
Total operating expenses	18,268	9,062	9,206	102%
Loss from operations	(14,522)	(6,233)	(8,289)	133%
Other income (expense), net	7	11	(4)	(36)%
Net loss	$(14,515)	$(6,222)	$(8,293)	133%

Revenue

The research and development revenue under collaboration agreement of $3.7 million and $2.8 million for the three months ended September 30, 2021 and 2020, respectively, is related to the BMS Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The increase of $0.9 million was attributable to an increase of program activities related to IK-175 and IK-412 during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2021	2020	Dollar Change	% of Change
Direct research and development expenses by program:
IK-930	$2,595	$1,272	$1,323	104%
IK-175	2,035	1,239	796	64%
IK-412	525	355	170	48%
IK-007	626	1,424	(798)	(56)%
Other discovery stage programs	3,417	747	2,670	357%
Research and development personnel and overhead expenses	4,177	2,181	1,996	92%
Total research and development expenses	$13,375	$7,218	$6,157	85%

Research and development expense was $13.4 million for the three months ended September 30, 2021, compared to $7.2 million for three months ended September 30, 2020. Included within research and development personnel and overhead expenses is stock-based compensation expense of $0.7 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. The increase in research and development expense was primarily attributable to IND-enabling studies, manufacturing development costs and clinical trial start-up costs for IK-930, manufacturing costs for IK-175, the on-going IND-enabling studies for IK-412, and research activities for other discovery stage programs. In addition, research and development expenses related to personnel and overhead expenses increased due to an increase in headcount. This increase in research and development expenses was partially offset by a decrease in development activities for IK-007.

General and Administrative Expenses

General and administrative expense was $4.9 million for the three months ended September 30, 2021, as compared to $1.8 million for the three months ended September 30, 2020. General and administrative expense includes $0.8 million and $0.2 million of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily attributable to an increase in compensation expense due to an increase in headcount and in insurance expense, as well as general increases in audit, legal, consulting and facilities expenses to support our operations as a public company.

Results of Operations

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2021	2020	Dollar Change	% of Change
Revenue:
Research and development revenue under collaboration agreement	$10,768	$9,129	$1,639	18%
Operating expenses:
Research and development	34,770	21,445	13,325	62%
General and administrative	12,928	6,150	6,778	110%
Total operating expenses	47,698	27,595	20,103	73%
Loss from operations	(36,930)	(18,466)	(18,464)	100%
Other income (expense), net	18	261	(243)	(93)%
Net loss	$(36,912)	$(18,205)	$(18,707)	103%

Revenue

The research and development revenue under collaboration agreement of $10.8 million and $9.1 million for the nine months ended September 30, 2021 and 2020, respectively, is related to the BMS Collaboration Agreement for the IK-175 and IK-412 programs which were executed in January 2019. The increase of $1.6 million was attributable to an increase of program activities related to IK-175 and IK-412 during the nine months ended September 30, 2021.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2021	2020	Dollar Change	% of Change
Direct research and development expenses by program:
IK-930	$6,507	$3,024	$3,483	115%
IK-175	4,815	4,963	(148)	(3)%
IK-412	2,564	706	1,858	263%
IK-007	2,011	4,350	(2,339)	(54)%
Other discovery stage programs	8,283	1,956	6,327	323%
Research and development personnel and overhead expenses	10,590	6,446	4,144	64%
Total research and development expenses	$34,770	$21,445	$13,325	62%

Research and development expense was $34.8 million for the nine months ended September 30, 2021, compared to $21.4 million for nine months ended September 30, 2020. Included within research and development personnel and overhead expenses is stock-based compensation expense of $1.6 million and $0.5 million for the nine months ended September 30, 2021 and 2020 respectively. The increase in research and development expense was primarily attributable to the IND-enabling studies, manufacturing development costs and clinical trial start-up costs for IK-930, the on-going IND-enabling studies and manufacturing development costs for IK-412, and research activities for other discovery stage programs. In addition, research and development expenses related to personnel and overhead expenses increased due to an increase in headcount. This increase in research and development expenses was partially offset by a net decrease in development activities for IK-175 and a net decrease in development activities for IK-007.

General and Administrative Expenses

General and administrative expense was $12.9 million for the nine months ended September 30, 2021, as compared to $6.2 million for the nine months ended September 30, 2020. General and administrative expense includes $2.0 million and $0.6 million of stock-based compensation expense for the nine months ended September 30, 2021 and 2020 respectively. The increase was primarily attributable to an increase in compensation expense due to an increase in headcount and in insurance expense, as well as general increases in audit, legal and consulting expenses to support our transition to becoming a public company.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the BMS Collaboration Agreement, from cash obtained from acquisitions, and most recently, from common stock in our IPO. As of September 30, 2021, we had cash and cash equivalents of $245.9 million.

In March 2021, we completed our IPO in which we received net proceeds, inclusive of the exercise by the underwriters of their option of purchase additional shares, of approximately $131.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided (used in) by operating activities	$(46,884)	$(25,256)
Net cash (used in) provided by investing activities	(1,210)	(116)
Net cash provided by financing activities	131,502	21
Net increase in cash and cash equivalents and restricted cash	$83,408	$(25,351)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

The increase in cash used in operating activities of $21.6 million was primarily attributable to the increase in our net loss of $18.8 million, primarily due to increased research and development and general and administrative expenses.

Net Cash Used in Investing Activities

The increase in cash used investing activities of $1.1 million was primarily attributable to an increase in property and equipment purchased in connection with the commencement of our new lease.

Net Cash Provided by Financing Activities

The increase in cash provided by financing activities of $131.5 million primarily reflects cash proceeds received in connection with the IPO.

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

We expect that our existing cash and cash equivalents as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at September 30, 2021(in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating lease obligation	$8,674	$1,761	$3,681	$3,232
Total	$8,674	$1,761	$3,681	$3,232

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those described in our final prospectus for our IPO file pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 25, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2021 and December 31, 2020, our cash equivalents consisted of interest-bearing checking accounts and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Inflation generally affects us by increasing our costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our net losses were $36.9 million for the nine months ended September 30, 2021 and $44.3 million for the year ended December 31, 2020. We had an accumulated deficit of $148.3 million as of September 30, 2021. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•
timely file and the acceptance of our investigational new drug applications, or IND, for our programs in order to commence our planned clinical trials or future clinical trials;
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

The development of pharmaceutical products is capital-intensive. We are currently advancing multiple targeted oncology programs through preclinical development toward identification of potential therapeutic candidates and subsequent planned IND filings. Additionally, we are conducting Phase 1 clinical trials of two of our candidates, IK-007 and IK-175, and plan to initiate a Phase 1 clinical trial of IK-930 in the first quarter of 2022. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We have begun to and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts

On March 30, 2021, we completed our initial public offering of our common stock, or IPO, and expect that the net proceeds from the IPO, together with our existing cash and cash equivalents will be sufficient to fund our operations through 2023. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

In the first half of 2021, we were notified that a key component required in the manufacturing of IK-412, our novel kynurenine-degrading enzyme, is similarly essential to the manufacturing of COVID-19 vaccines and therapies. As such, the availability of the component has been delayed as resources have been allocated towards vaccine production in the near-term. As previously reported, manufacturing lead times have been delayed for IK-412. We will continue to monitor the impact of COVID-19 related supply chain issues relating to our business. Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by the ongoing COVID-19 pandemic. Some factors from the COVID-19 pandemic that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

We have not yet demonstrated our ability to successfully complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our targeted oncology programs are still in preclinical development and may never advance to clinical development. We are currently advancing multiple targeted oncology programs through preclinical development toward potential therapeutic candidates and subsequent IND, including targeting ERK5 as part of our RAS pathway research. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. We currently have two product candidates from our tumor microenvironment program in clinical development. We are conducting a Phase 1 trial with IK-175 in patients with bladder cancer with activated aryl hydrocarbon receptor, or AHR, and a Phase 1b trial with IK-007 in combination with pembrolizumab for the treatment of patients with advanced or progressive microsatellite stable colorectal cancer, or MSS CRC. We plan to initiate a Phase 1 clinical trial of IK-930 in the first quarter of 2022. However, we do not know whether these or any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

Certain of our current product candidates and any future product candidates have the potential to be administered in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, we plan to explore combinations of IK-930 in combination with epidermal growth factor receptor, in combination with EGFR, and in combination with a mitogen-activated protein kinase, or MEK inhibitor, in certain indications and we are currently evaluating IK-175 in combination with nivolumab, which is marketed by Bristol-Myers Squibb Company, or BMS. We are also currently conducting a Phase 1b clinical trial of IK-007 in combination with pembrolizumab, which is marketed by Merck. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates used in combination with EGFR inhibitors, nivolumab, pembrolizumab, or other checkpoint inhibitor immunotherapies or other targeted therapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

We plan to nominate multiple development candidates stemming from our RAS-pathway research programs over the next 18 months. We plan to progress candidates to IND, however, we may not be able to file such INDs or INDs for future product candidates for our targeted oncology or other programs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our clinical trials or those of our current or future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our targeted oncology programs and our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, we conducted a second open-label single arm Phase 1b clinical trial of IK-007 in combination with pembrolizumab in patients with advanced or metastatic post anti-PD- 1/L1 treatment in non-small-cell lung carcinoma, or NSCLC, but based on the combined data generated in the interim period for efficacy and safety, we decided not to further explore this combination in NSCLC and terminated this clinical trial in December 2020. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we have not yet initiated clinical trials for our targeted oncology programs , we plan to initiate a clinical trial of IK-930 in the first quarter of 2022, and are in early stages of clinical trials for IK-175 and IK-007, our tumor microenvironment programs, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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
•
potential product liability claims.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. However, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the drug product. Further, a payer’s decision to provide coverage for a drug product does not imply that the payor will provide adequate reimbursement. Reimbursement agencies in the European Union may be more conservative than CMS. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our current or future product candidates, as well as for their respective compositions, formulations, methods used to manufacture them, and methods of treatment, in addition to successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since enactment of the ACA, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining

Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts by third parties, if any, to challenge repeal or replace the ACA, will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.
•
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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

Furthermore, on July 9, 2021, President Biden issued an Executive Order directing the FDA to, among other things, work with states and tribes to safely import prescription drugs from Canada and to continue to clarify and improve the approval framework for generic drugs and biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede generic drug and biosimilar competition.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to the ACA will change the reimbursement model and market outlook for our current and future product candidates.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement, or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment of up to ten years, and exclusion from government healthcare programs. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•
the federal civil and criminal false claims and civil monetary penalties laws, including the FCA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) , and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to certain payments and other transfers of value to physicians, nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, and certified nurse midwives as well as teaching hospitals. Manufacturers are also required to disclose ownership and investment interests held by physicians and their immediate family members;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the creation, maintenance, receipt, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
federal price reporting laws, which would require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal AKS and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, or GDPR, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and individual imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. Most notably, in the European Union and the UK, the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, is subject to the GDPR and the UK GDPR, respectively, as well as applicable national data protection requirements. The GDPR and UK GDPR are wide-ranging in scope and impose numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. Compliance with the GDPR and UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European and UK-based activities. Similar comprehensive data protection requirements exist in many other jurisdictions around the world and will have any impact on any plans for expansion outside of the United States.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In March 2020, the California State Attorney General has proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General will commence enforcement actions against violators beginning July 1, 2020. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the European Union in May 2018 and introduces strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater.

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

As of October 31, 2021, we had 58 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of September 30, 2021, we had federal net operating loss carryforwards of approximately $25.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

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

IKENA ONCOLOGY, INC.

Date: November 10, 2021	By:	/s/ Mark Manfredi
Mark Manfredi
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Douglas Carlson
Douglas Carlson
Chief Operating Officer and EVP Finance (Principal Financial Officer and Principal Accounting Officer)