Form 10-Q
period 2022-03-31
Ikena Oncology, Inc.
filed 2022-05-12
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 36,163,291 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$46,877	$232,217
Marketable securities	165,498	—
Prepaid expenses and other current assets	3,675	4,299
Total current assets	216,050	236,516
Property and equipment, net	2,292	2,439
Right-of-use asset	6,226	6,538
Deposits and other assets	3,179	2,386
Total assets	$227,747	$247,879
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,388	$2,384
Accrued expenses and other current liabilities	4,331	5,854
Operating lease liability	1,863	1,851
Deferred revenue	16,749	17,100
Total current liabilities	25,331	27,189
Long-term portion of lease liabilities	4,816	5,135
Deferred revenue, net of current portion	4,645	7,678
Total liabilities	34,792	40,002
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value - 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; No shares issued and outstanding as of March 31, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 36,109,534 issued and outstanding as of March 31, 2022; 150,000,000 shares authorized, 35,975,034 issued and outstanding as of December 31, 2021	36	36
Additional paid-in capital	355,690	353,295
Accumulated other comprehensive loss	(478)	—
Accumulated deficit	(162,293)	(145,454)
Total stockholders’ equity	192,955	207,877
Total liabilities and stockholders’ equity	$227,747	$247,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Statement of Operations
Research and development revenue under collaboration agreement	$3,384	$3,474
Operating expenses:
Research and development	14,343	10,021
General and administrative	6,003	3,173
Total operating expenses	20,346	13,194
Loss from operations	(16,962)	(9,720)
Other income (expense):
Interest income	172	4
Other expense	(49)	—
Total other income, net	123	4
Net loss	$(16,839)	$(9,716)

Other comprehensive loss:
Unrealized loss on marketable securities	(478)	$—
Total comprehensive loss	$(478)	$—

Net loss per share:
Net loss per share attributable to common stockholders basic and diluted	$(0.47)	$(2.52)
Weighted-average common stocks outstanding, basic and diluted	36,075,407	3,850,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2021	35,975,034	$36	$353,295	$—	$(145,454)	$207,877
Stock-based compensation	—	—	1,900	—	—	1,900
Exercise of stock options	134,500	—	495	—	—	495
Other comprehensive loss	—	—	—	(478)	—	(478)
Net loss	—	—	—	—	(16,839)	(16,839)
Balance as of March 31, 2022	36,109,534	$36	$355,690	$(478)	$(162,293)	$192,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	169,396,576	$205,979	3,096,903	$3	$10,288	$(111,339)	$(101,048)
Initial public offering, net of issuance costs of $2.4 million			8,984,375	9	131,293	—	131,302
Conversion of convertible preferred stock into common stock	(169,396,576)	(205,979)	23,678,568	24	205,955	—	205,979
Stock-based compensation			—	—	885	—	885
Exercise of stock options			91,395	—	242	—	242
Net loss and comprehensive loss	—	—	—	—	—	(9,716)	(9,716)
Balance as of March 31, 2021	—	$—	35,851,241	$36	$348,663	$(121,055)	$227,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(16,839)	$(9,716)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	180	89
Amortization of marketable securities	42	—
Stock-based compensation	1,900	885
Non-cash operating lease expense	312	273
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	624	624
Accounts payable	4	48
Accrued expenses and other current liabilities	(1,523)	(1,810)
Lease liability	(307)	(89)
Deferred revenue	(3,384)	(3,474)
Deposits and other assets	(793)	—
Net cash flows used in operating activities	(19,784)	(13,170)
Cash flows from investing activities
Purchases of property and equipment	(33)	(839)
Purchase of marketable securities	(166,018)	—
Net cash flows used in investing activities	(166,051)	(839)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	132,432
Payment of preferred issuance costs	—	(146)
Proceeds from exercise of stock options	495	242
Net cash flows provided by financing activities	495	132,528
Net increase (decrease) in cash and cash equivalents and restricted cash	(185,340)	118,519
Cash, cash equivalents and restricted cash, beginning of period	233,089	163,363
Cash, cash equivalents and restricted cash, end of period	$47,749	$281,882
Cash and cash equivalents	$46,877	$281,010
Restricted cash included in other assets	872	872
Cash, cash equivalents and restricted cash, end of period	$47,749	$281,882
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accrued expense	$—	$157
Right-of-use assets and lease liabilities recognized upon lease inception	$—	$7,541
Deferred transaction costs in accounts payable and accrued expenses	$—	$1,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Ikena Oncology, Inc. (the "Company") is a targeted oncology company developing precision medicines tailored to biomarker-defined patient groups with specific unmet needs. With its robust biomarker and translational approach the Company aims to develop targeted treatments and define patient populations who are most likely to respond to treatment. The Company's current programs are across the Hippo pathway, RAS pathway, and key immune signals in the tumor-microenvironment (TME), with approaches to targeting both cancer driving targets and mechanisms of resistance to targeted therapies. The Company's focus on patient-driven development is platform and process agnostic, allowing it to research both known and novel targets, with a shared guiding principle of aiming to address the unmet needs of biomarker-defined patient populations. Since the Company commenced operations in 2016, it has advanced multiple product candidates into clinical development. In addition, the Company has a robust pipeline of discovery-stage targeted oncology programs.

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

The accompanying condensed consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2021, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission ("SEC") on March 17, 2022.

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

Summary of Significant Accounting Policies: The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 17, 2022. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022 except as discussed below.

Concentration of Credit Risk and of Significant Suppliers: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with highly rated financial institutions, and, by policy, limit the amount of credit exposure to any one financial institution. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

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

Marketable securities: The Company invests its excess cash balances in marketable securities and classifies its investments as available-for-sale based on facts and circumstances present at the time it purchased the securities. At each balance sheet date presented, the Company classified all of its investments in marketable securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. The Company reports available-for-sale debt securities at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the marketable securities, the Company considers all available evidence to evaluate if an impairment loss exists, and if so, mark the investment to market through a charge to its consolidated statements of operations and comprehensive loss. The Company's marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company's cash equivalents are generally composed of commercial paper, corporate notes, U.S. treasury securities and money market funds.

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

Note 3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	As of March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$12,790	$12,790	$—	$—
Commercial paper	5,996	—	5,996	—
Marketable securities
Commercial paper	7,982	—	7,982	—
U.S. treasury securities	73,606	—	73,606	—
Corporate debt securities	83,910	—	83,910	—
Total assets	$184,284	$12,790	$171,494	$—

	As of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$232,017	$232,017	$—	$—
Total	$232,017	$232,017	$—	$—

During the three months ended March 31, 2022 and year ended December 31, 2021, there were no transfers into or out of Level 3.

Note 4. Marketable securities

The following table summarizes the Company's marketable securities (in thousands):

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$13,978	$2	$(2)	$13,978
U.S. treasury securities	73,688	—	(83)	73,605
Corporate debt securities	84,305	—	(395)	83,910
Total marketable securities	$171,972	$2	$(480)	$171,494

The Company did not hold any marketable securities as of December 31, 2021.

The fair values of the Company's marketable securities by classification in the condensed consolidated balance sheets were as follows:

As of March 31, 2022
Cash and cash equivalents	$5,996
Marketable securities	165,498
Total	$171,494

Marketable securities fair value by contractual maturity were as follows (in thousands):

As of March 31, 2022
Due in one year or less	$143,419
Due after one year through five years	28,075
Total	$171,494

The following table summarizes the amount of gross unrealized losses and the estimated fair value of marketable securities in an unrealized loss position by length of time the securities have been in an unrealized loss position as of March 31, 2022 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$(2)	$3,993	$—	$—	$(2)	$3,993
U.S. treasury securities	(83)	73,606	—	—	(83)	73,606
Corporate debt securities	(395)	81,151	—	—	(395)	81,151
Total	$(480)	$158,750	$—	$—	$(480)	$158,750

As of March 31, 2022, the Company held 48 marketable securities in an unrealized loss position. These investments were in loss for less than 12 months and considered the loss to be temporary in nature. In accordance with the Company's investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the three months ended March 31, 2022 and 2021. The Company did not recognize any credit-related allowance to available-for-sale securities as of the three months ended March 31, 2022 and 2021. The Company does not intend to sell its marketable securities and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost bases, which may be maturity.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Clinical, manufacturing and scientific development	$2,606	$2,820
Prepaid Insurance	19	850
Other	1,050	629
Total	$3,675	$4,299

Note 6. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Property and equipment:
Lab equipment	$1,808	$1,776
Leasehold improvements	923	923
Electronic equipment and software	431	430
Furniture and fixtures	384	384
Total property and equipment	3,546	3,513
Less: accumulated depreciation	(1,254)	(1,074)
Property and equipment, net	$2,292	$2,439

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively. There were no impairments for the three months ended March 31, 2022 and 2021.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Employee compensation	$930	$2,809
Research and development expenses	2,382	2,489
Professional fees	1,003	530
Other current liabilities	16	26
Total	$4,331	$5,854

Note 8. Collaboration Agreement and Stock Purchase Agreement with BMS

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

The Company recognized revenue of $3.4 million and $3.5 million in the three months ended March 31, 2022 and 2021, respectively, from the BMS Collaboration Agreement, that in each case was previously included in deferred revenue at the beginning of the respective period. The condensed consolidated balance sheet as of March 31, 2022 includes deferred revenue of $21.4 million related this agreement, of which $16.7 million and $4.6 million were classified as current and non-current, respectively. This amount is expected to be recognized as performance obligations are satisfied through the completion of the research and development services for IK-175 and IK-412.

Note 9. Redeemable Convertible Preferred Stock

In connection with the closing of the Company’s IPO on March 30, 2021, all issued and outstanding Redeemable Convertible Preferred Stock of 169,396,576 were converted to 23,678,568 shares of the Company’s common stock and are no longer issued.

Note 10. Stock-Based Compensation

The Company grants stock options under the 2021 Stock Incentive Plan (the “2021 Plan”). The Company also has stock options outstanding under the 2016 Stock Incentive Plan (“2016 Plan”), but is no longer granting awards under such plan. All shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2021 and 2016 Plans are added back to the shares of common stock available for issuance under the 2021 Plan. On January 1, 2022 the number of shares available for issuance under the 2021 Plan increased by 1,439,001 shares as a result of the evergreen provision. As of March 31, 2022, 3,106,594 shares of common stock remain available for future issuance under the 2021 Plan.

The total compensation expense recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$997	$413
General and administrative	903	472
Total	$1,900	$885

The weighted-average fair value of the stock options granted during the three months ended March 31, 2022 was $7.65. As of March 31, 2022, the total unrecognized stock-based compensation expense for unvested options was $22.5 million which is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes stock option activity under the Plan for the three months ended March 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2021	5,822,373	$7.17	8.27	$33,275
Granted	876,524	10.75
Exercised	(134,500)	3.68
Cancelled or forfeited	(293,638)	7.81
Outstanding as of March 31, 2022	6,270,759	$7.71	7.82	$5,782
Vested or expected to vest as of March 31, 2022	6,270,759	$7.71	7.82	$5,782
Options exercisable as of March 31, 2022	2,415,621	$4.52	6.41	$4,977

The aggregate intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was $0.9 million and $0.5 million, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.67%	0.70%
Expected dividend yield	0%	0%
Expected option term (in years) range	5.15 - 6.08	6.08
Expected stock price volatility	83.55%	72.65%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of March 31, 2022, no shares have been purchased by employees under the ESPP.

Note 11. Research License Agreements

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

Note 12. Commitments and Contingencies

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of March 31, 2022 or royalties on future sales of specified products that have not yet occurred as of March 31, 2022.

Note 13. Net Loss per Share Attributable to Common Stockholders

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase Common Stock	6,270,759	4,932,981
Total	6,270,759	4,932,981

Note 14. Subsequent Events

On April 27, 2022, the Company filed a shelf registration statement on Form S-3 (the "Shelf"), with the SEC, which covers the offering, issuance and sale of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf, which the Company refers to as the ATM Program. The Shelf was declared effective by the SEC on May 5, 2022.

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

Overview

We are a targeted oncology company developing precision medicines tailored to biomarker-defined patient groups with specific unmet needs. With our robust biomarker and translational approach we aim to develop targeted treatments and define patient populations that are most likely to respond to treatment. Our current programs are across the Hippo pathway, RAS pathway, and key immune signals in the tumor-microenvironment (TME), with approaches to targeting both cancer driving targets and mechanisms of resistance to targeted therapies. Our focus on patient-driven development is platform and process agnostic, allowing us to research both known and novel targets, with a shared guiding principle of aiming to address the unmet needs of biomarker-defined patient populations. Since we commenced operations in 2016, we have advanced multiple product candidates into clinical development. In addition, we have a robust pipeline of discovery-stage targeted oncology programs.

Our lead targeted oncology product candidate, IK-930, is an oral small molecule inhibitor of the transcriptional enhanced associate domain, or TEAD, transcription factor in the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of human cancers and is widely accepted as a prevalent driver of cancer pathogenesis and a mediator of poor outcomes for patients. In our ongoing first-in-human clinical trial, we are focusing on indications that provide the potential for rapid clinical development to achieve proof-of-concept, such as NF2 deficient mesothelioma and solid tumors with YAP1 or TAZ gene fusions, including epithelioid hemangioendothelioma, in which 100% of patients have Hippo pathway alterations. IK-930 received orphan drug designation in mesothelioma from the U.S. Food and Drug Administration ("FDA") in March 2022. We also plan to assess IK-930 in combination with other targeted therapies across several indications, including EGFR mutated non-small cell lung cancer and KRAS mutated cancers. In October 2021, our Investigational New Drug Application, or IND, for IK-930 was accepted by the FDA and we subsequently initiated a first-in-human Phase 1 clinical trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of IK-930 in patients with advanced solid tumors with or without gene alterations in the Hippo pathway. The first patient was dosed in January 2022.

Our discovery efforts are focused on additional targeted oncology programs, following our philosophy of designing treatments for patients’ populations identified through the genetic make-up of their tumors. Our pre-clinical pipeline is growing to include additional Hippo pathway and RAS pathway-targeting programs, including our program against the novel target extracellular signal related kinase 5 ("ERK5"). We are generating mechanistic and translational data to identify underserved RAS-mutated cancer patient populations and assess approaches that could benefit them.

Our clinical-stage programs also include product candidates in development to target immune signaling in the TME. These programs are all built on the same foundation of biomarker-driven clinical trial design and patient enrichment, aiming to develop therapies that can precisely be used for specific cancer patients. IK-175 is an oral inhibitor of aryl hydrocarbon receptor, which we are evaluating in a Phase 1a/1b clinical trial, as monotherapy and in combination with nivolumab, in patients with advanced or metastatic solid tumors, including urothelial carcinomas, for which current standard-of-care therapy is no longer effective or is intolerable. We expect to report initial clinical data from this trial in the second half of 2022. Additionally, we plan to initiate a second Phase 1b trial with IK-175 in head and neck squamous cell carcinoma ("HNSCC") in the second half of 2022. The IK-175 program is partnered with Bristol-Myers Squibb Company.

Also within TME immune signaling, IK-007, which is designed to inhibit the prostaglandin E receptor 4 in the COX2 pathway, is being evaluated in a Phase 1b clinical trial in combination with pembrolizumab for the treatment of patients with advanced or progressive microsatellite stable colorectal cancer ("MSS CRC") for which first and second line standard therapy (at least one of which contained fluorouracil) is no longer effective or is intolerable. We recently completed enrollment in this trial and expect to report data at a medical conference in the second half of 2022. IK-007 is also being evaluated in an investigator-initiated trial in inflammatory breast cancer at MD Anderson Cancer Center.

We were incorporated as a Delaware corporation on March 2, 2016, and our headquarters is located in Boston, Massachusetts. Since our inception, we devoted our efforts to organizing and staffing our company, acquiring intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. On March 30, 2021, we completed an IPO, in which we issued and sold 8,984,375 shares of our common stock at a public offering price of $16.00 per share, including 1,171,875 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $143.8 million. We raised approximately $131.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us.

To date, we have not had any products approved for sale and have not generated any revenue from product sales.

We have incurred significant net losses in every year since our inception and expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $16.8 million and $9.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $162.3 million. We anticipate that our expenses will increase significantly as we:

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
•
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•
add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our operations as a public company.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $212.4 million which will enable us to fund our operating expenses and capital expenditure requirements through mid-2024. To date, we have primarily financed our operations through proceeds from private placements of preferred stock prior to the completion of the IPO, payments from a collaboration agreement, related party revenue and completion of the IPO. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. More recently, other, more infectious, variants of COVID-19 have been identified, which continue to spread throughout the U.S. and worldwide. Since the onset of the global pandemic in 2020, we have been closely monitoring the spread of COVID-19 and its variants, and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 caused us to modify our business practices, including implementing a temporary global work from home policy in 2020 and 2021 for all employees who were able to perform their duties remotely and temporarily restricting all nonessential business travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19 and variants thereof.

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

Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof. We will continue to work diligently with our partners and stakeholders to advance our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners.

In the second quarter 2021, we were notified that a key component required in the manufacturing of IK-412, our novel kynurenine-degrading enzyme, is similarly essential to the manufacturing of COVID-19 vaccines and therapies. As such, the availability of the component has been delayed as resources have been allocated towards vaccine production in the near-term. With this information and manufacturing lead times, the development IK-412 was paused in the fourth quarter of 2021 for the remainder of the BMS contract term. We will continue to monitor the impact of COVID-19 related supply chain issues relating to our business.

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

Collaboration Agreement and Stock Purchase Agreement with BMS

In January 2019, we entered into the BMS Collaboration Agreement with Celgene Corporation (which was acquired by BMS in November 2019), pursuant to which BMS may elect in its sole discretion to exclusively license rights to develop and commercialize compounds (and products and diagnostic products containing such compounds) that modulate the activity of two collaboration targets, kynurenine and aryl hydrocarbon receptor, or AHR, excluding AHR agonists for inverse agonists, which we are developing as IK-412 and IK-175, respectively. On a program-by-program basis, through the earlier of January 2024 or the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, BMS has the exclusive option to exclusively license to develop, commercialize and manufacture the relevant product candidate worldwide. Concurrent with execution of the BMS Collaboration Agreement, we entered into a stock purchase agreement with Celgene Corporation (now BMS) in November 2019, or the Stock Purchase Agreement, pursuant to which we issued Celgene Corporation 14,545,450 shares of Series A-1 preferred stock.

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

As previously announced, in part due to a component shortage relating to COVID-19 vaccine manufacturing, we paused the development IK-412 for the remainder of the BMS contract term once the ongoing committed CMC work has been completed.

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

We expect that our general and administrative expenses will increase as our organization and grows in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we expect to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Dollar Change	% of Change
Revenue:
Research and development revenue under collaboration agreement	$3,384	$3,474	$(90)	(3)%
Operating expenses:
Research and development	14,343	10,021	4,322	43%
General and administrative	6,003	3,173	2,830	89%
Total operating expenses	20,346	13,194	7,152	54%
Loss from operations	(16,962)	(9,720)	(7,242)	75%
Other income (expense), net	123	4	119	2975%
Net loss	$(16,839)	$(9,716)	$(7,123)	73%

Revenue

The research and development revenue under collaboration agreement of $3.4 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively, is related to the BMS Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2022	2021	Dollar Change	% of Change
Direct research and development expenses by program:
IK-930	$2,854	$1,314	$1,540	117%
IK-175	1,257	1,391	(134)	(10)%
IK-412	243	1,187	(944)	(80)%
IK-007	450	681	(231)	(34)%
Other discovery stage programs	3,751	1,968	1,783	91%
Research and development personnel and overhead expenses and unallocated	5,788	3,480	2,308	66%
Total research and development expenses	$14,343	$10,021	$4,322	43%

Research and development expenses were $14.3 million for the three months ended March 31, 2022, compared to $10.0 million for three months ended March 31, 2021. Included within research and development personnel and overhead expenses is stock-based compensation expense of $1.0 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase in research and development expense was primarily attributable to manufacturing development and clinical trial costs for IK-930 as we began to dose patients in January 2022 in our Phase 1 study, and research activities for other discovery stage programs. In addition, research and development expenses related to personnel and overhead increased due to an increase in headcount. This increase in research and development expenses was partially offset by a decrease in development activities for IK-412 due to the pause of the program in Q4 2021.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended March 31, 2022, as compared to $3.2 million for the three months ended March 31, 2021. General and administrative expense includes $0.9 million and $0.5 million of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily attributable to an increase in compensation expense due to an increase in headcount and in insurance expense, as well as general increases in legal, consulting and facilities expenses to support our operations as a public company.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the BMS Collaboration Agreement, from cash obtained from acquisitions, and most recently, from common stock in our IPO. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $212.4 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided (used in) by operating activities	$(19,784)	$(13,170)
Net cash (used in) provided by investing activities	(166,051)	(839)
Net cash provided by financing activities	495	132,528
Net increase in cash and cash equivalents and restricted cash	$(185,340)	$118,519

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The increase in cash used in operating activities of $6.6 million was primarily attributable to the increase in our net loss of $7.1 million, primarily due to increased research and development and general and administrative expenses.

Net Cash Used in Investing Activities

The increase in cash used investing activities of $165.2 million was primarily attributable the purchases of marketable securities of $166.0 million in connection with the Company investing its excess cash.

Net Cash Provided by Financing Activities

The decrease in cash provided by financing activities of $132.0 million primarily reflects cash proceeds received in connection with the IPO in March of 2021.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, initiate clinical trials for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents, and marketable securities as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements through mid 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future operating and capital requirements will depend on many factors, including:

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

On April 27, 2022, we filed a shelf registration statement on Form S-3, with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on May 5, 2022. As of the date hereof, no sales have been made pursuant to the ATM Program.

Contractual Obligations

We have a non-cancelable operating lease agreement for our office, lab and animal care facility space in our Boston, Massachusetts corporate headquarters. We expect lease payments under this commitment to total $1.8 million in 2022 and increase annually through the lease expiration in 2026. Our total future minimum lease payments for each of the next five years and in total are included in Note 14 in our Annual Report on Form 10-K that was filed with the SEC on March 17, 2022.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the Securities Exchange Commission on March 17, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment-grade corporate bonds and commercial paper, and money market funds. These investments are denominated in U.S. Dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount. As such, we do not believe that we have material exposure to interest rate risk.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Inflation generally affects us by increasing our costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses were $16.8 million and $9.7 million for the three-months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $162.3 million as of March 31, 2022. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated minimal collaborative revenue from our product candidates and have not generated revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•
successfully complete our ongoing and planned preclinical and clinical studies for our targeted oncology and TME programs;
•
timely file and the acceptance of our investigational new drug applications, or IND, for our programs in order to commence future clinical trials;
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

On March 30, 2021, we completed our initial public offering of our common stock, or IPO, and expect that the net proceeds from the IPO, together with our existing cash, cash equivalents and marketable securities are sufficient to fund our operations through mid-2024. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In late 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, emerged in Wuhan, China and has reached most countries across the world, including all 50 states within the U.S., and including Boston, Massachusetts, where our primary office and laboratory space is located. The coronavirus pandemic continues to evolve, with new variants of the SARS-CoV-2 virus identified, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, mask and vaccine mandates and other public health safety measures. The extent to which COVID-19 impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the variants of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally and the continued identification of new variants of the SARS-CoV-2 virus could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with microsatellite stable colorectal cancer, or MSS CRC, the patient populations that our most advanced and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

As previously disclosed in 2021, the IK-412 program experienced manufacturing delays as a key component required in the manufacturing of IK-412 is similarly essential to the manufacturing of COVID-19 vaccines and therapies. Considering these delays and the timeline of the BMS partnership, we made the strategic decision in late 2022 to pause IK-412 development activities for the remainder of the BMS contract term.

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

We could encounter delays if a clinical trial is suspended or terminated by us, including upon the recommendation of the Safety Monitoring Committee, or SMC, if applicable for such trial, by the IRBs of the institutions at which such trials are being conducted, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including, but not limited to, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, adverse findings upon an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with, among other considerations, our clinical trial design or our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

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

We plan to nominate multiple development candidates stemming from our RAS-pathway and additional Hippo pathway research programs. We plan to progress candidates to IND, however, we may not be able to file such INDs or INDs for future product candidates for our targeted oncology or other programs on the timelines we expect. For example, due to supply chain issues in manufacturing of IK-412 due to the ongoing COVID-19 pandemic, we previously delayed the IND submission to the FDA and have now paused development for the remainder of the BMS contract term. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our clinical trials or those of our current or future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our targeted oncology programs and our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, we conducted a second open-label single arm Phase 1b clinical trial of IK-007 in combination with pembrolizumab in patients with advanced or metastatic post anti-PD- 1/L1 treatment in non-small-cell lung carcinoma, or NSCLC, but based on the combined data generated in the interim period for efficacy and safety, we decided not to further explore this combination in NSCLC and terminated this clinical trial in December 2020. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Although we have initiated a clinical trial of IK-930, our lead targeted oncology program, in the first quarter of 2022, and are in early stages of clinical trials for IK-175 and IK-007, our TME programs, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our Phase 1 clinical trials of IK-930 and IK-175 and Phase 1b clinical trial of IK-007 and expect to rely on third parties to conduct clinical trials for our other targeted oncology and TME programs, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. For example, in September 2021, an investigator-initiated trial ("IIT") of IK-007 in combination with the chemotherapy agent eribulin was launched in metastatic inflammatory breast cancer led by Naoto Ueno, M.D., of the University of Texas MD Anderson Cancer Center.

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

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to U.S. Congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Separately, in response to the COVID-19 pandemic, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. On July 16, 2020, the FDA noted that it was continuing to expedite oncology product development with its staff teleworking full-time. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluate to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies have announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. Such payor methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of impactful legislative and regulatory changes to the health care system and legal framework that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since enactment of the ACA, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how future additional healthcare reform measures of the Biden Administrations or other efforts by third parties, if any, to challenge repeal or replace the ACA, will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Now that the temporary suspension has ended, a 1% payment reduction began April 1, 2022 and will continue through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and future laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
•
On April 13, 2017, CMS published a final rule that gave individual states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such heightened scrutiny resulted in several U.S. Congressional inquiries as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the Administration’s policy to: (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps, and, supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, they went into effect on November 30, 2020, and provide guidance for states to build and submit importation plans for drugs from Canada. Furthermore, on September 25, 2020, CMS stated that drugs imported by states under the Act would not be eligible for federal rebates under Section 1927 of the Social Security Act and, accordingly, manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. As these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development, or OECD) countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the MFN rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, both the Biden Administration and the U.S. Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS as well as through local state Medicaid programs could have a significant impact on our business.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. Such reductions could potentially lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to the ACA, or other similar measures, will change the reimbursement model and market outlook for our current and future product candidates.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any products on the market, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business once we begin commercializing our product candidates. Healthcare entities, physicians and other providers, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•
the federal Anti-Kickback Statute, or AKS, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement, or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, which is also known as treble damages, imprisonment of up to ten years, and exclusion from government healthcare programs such as Medicare and Medicaid. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•
the federal civil and criminal false claims and civil monetary penalties laws, including the FCA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent and/or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items and services resulting from a violation of the federal AKS constitutes a false of fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery which are known as qui tam suits and also referenced above;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare benefits, items or services relating to healthcare matters. Similar to the federal AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the U.S. Physician Payments Sunshine Act, or the Sunshine Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, or CHIP, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians, nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, and certified nurse midwives as well as teaching hospitals. Manufacturers are also required to disclose ownership and investment interests held by physicians and their immediate family members;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the creation, maintenance, receipt, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and to seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of personal health information, other personal information, and privacy generally, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement has led to an increasing number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with all applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions would likely be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against, settling and/or otherwise resolving any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and individual imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

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

Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, into law. The UCPA will take effect on December 31, 2023. Most recently, on April 28, the Connecticut state legislature passed “An Act Concerning Personal Data Privacy and Online Monitoring. Once signed by the, the Connecticut will take effect on July 1, 2023. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

As of April 30, 2022, we had 67 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates—The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein.

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

IKENA ONCOLOGY, INC.

Date: May 12, 2022	By:	/s/ Mark Manfredi
Mark Manfredi
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Jotin Marango
Jotin Marango
Chief Financial Officer and Head of Business Development (Principal Financial Officer and Principal Accounting Officer)