Form 10-Q
period 2022-06-30
Ikena Oncology, Inc.
filed 2022-08-11
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 36,257,493 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$48,487	$232,217
Marketable securities	144,323	—
Prepaid expenses and other current assets	6,335	4,299
Total current assets	199,145	236,516
Property and equipment, net	2,950	2,439
Right-of-use asset	5,910	6,538
Deposits and other assets	3,179	2,386
Total assets	$211,184	$247,879
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,092	$2,384
Accrued expenses and other current liabilities	5,348	5,854
Operating lease liability	1,880	1,851
Deferred revenue	17,194	17,100
Total current liabilities	28,514	27,189
Long-term portion of operating lease liability	4,483	5,135
Deferred revenue, net of current portion	3,819	7,678
Total liabilities	36,816	40,002
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value - 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; No shares issued and outstanding as of June 30, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 36,251,977 issued and outstanding as of June 30, 2022; 150,000,000 shares authorized, 35,975,034 issued and outstanding as of December 31, 2021	36	36
Additional paid-in capital	358,220	353,295
Accumulated other comprehensive loss	(1,104)	—
Accumulated deficit	(182,784)	(145,454)
Total stockholders’ equity	174,368	207,877
Total liabilities and stockholders’ equity	$211,184	$247,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statement of Operations
Research and development revenue under collaboration agreement	$382	$3,549	$3,766	$7,023
Operating expenses:
Research and development	15,488	11,374	29,831	21,396
General and administrative	5,845	4,862	11,848	8,035
Total operating expenses	21,333	16,236	41,679	29,431
Loss from operations	(20,951)	(12,687)	(37,913)	(22,408)
Other income (expense):
Interest income	507	6	679	11
Other expense	(47)	—	(96)	—
Total other income, net	460	6	583	11
Net loss	$(20,491)	$(12,681)	$(37,330)	$(22,397)

Other comprehensive loss:
Unrealized loss on marketable securities	(626)	—	(1,104)	—
Total comprehensive loss	$(626)	$—	$(1,104)	$—

Net loss per share:
Net loss per share attributable to common stockholders basic and diluted	$(0.57)	$(0.35)	$(1.03)	$(1.12)
Weighted-average common stocks outstanding, basic and diluted	36,160,951	35,853,341	36,118,415	19,940,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2021	35,975,034	$36	$353,295	$—	$(145,454)	$207,877
Stock-based compensation	—	—	1,900	—	—	1,900
Exercise of stock options	134,500	—	495	—	—	495
Other comprehensive loss	—	—	—	(478)	—	(478)
Net loss	—	—	—	—	(16,839)	(16,839)
Balance as of March 31, 2022	36,109,534	$36	$355,690	$(478)	$(162,293)	$192,955
Stock-based compensation	—	—	1,955	—	—	1,955
Exercise of stock options	142,443	—	575	—	—	575
Other comprehensive loss	—	—	—	(626)	—	(626)
Net loss	—	—	—	—	(20,491)	(20,491)
Balance as of June 30, 2022	36,251,977	$36	$358,220	$(1,104)	$(182,784)	$174,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	169,396,576	$205,979	3,096,903	$3	$10,288	$(111,339)	$(101,048)
Initial public offering, net of issuance costs of $2.4 million			8,984,375	9	131,293	—	131,302
Conversion of convertible preferred stock into common stock	(169,396,576)	(205,979)	23,678,568	24	205,955	—	205,979
Stock-based compensation			—	—	885	—	885
Exercise of stock options			91,395	—	242	—	242
Net loss and comprehensive loss	—	—	—	—	—	(9,716)	(9,716)
Balance as of March 31, 2021	—	—	35,851,241	36	348,663	(121,055)	227,644
Stock-based compensation			—	—	1,262	—	1,262
Exercise of stock options			7,878	—	35	—	35
Net loss and comprehensive loss	—	—	—	—	—	(12,681)	(12,681)
Balance as of June 30, 2021	—	$—	$35,859,119	$36	$349,960	$(133,736)	$216,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(37,330)	$(22,397)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	328	234
Amortization of marketable securities	69	—
Stock-based compensation	3,855	2,147
Non-cash operating lease expense	628	568
Loss on disposal of property and equipment	173	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,036)	(1,859)
Accounts payable	952	452
Accrued expenses and other current liabilities	(693)	(872)
Lease liability	(623)	(144)
Deferred revenue	(3,765)	(7,023)
Deposits and other assets	(793)	—
Net cash flows used in operating activities	(39,235)	(28,894)
Cash flows from investing activities
Purchases of property and equipment	(69)	(1,026)
Purchase of marketable securities	(174,996)	—
Sales and maturities of marketable securities	29,500	—
Net cash flows used in investing activities	(145,565)	(1,026)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	131,302
Payment of preferred issuance costs	—	(146)
Proceeds from exercise of stock options	1,070	277
Net cash flows provided by financing activities	1,070	131,433
Net increase (decrease) in cash and cash equivalents and restricted cash	(183,730)	101,513
Cash, cash equivalents and restricted cash, beginning of period	233,089	163,363
Cash, cash equivalents and restricted cash, end of period	$49,359	$264,876
Cash and cash equivalents	$48,487	$264,004
Restricted cash included in other assets	872	872
Cash, cash equivalents and restricted cash, end of period	$49,359	$264,876
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accounts payable and accrued expenses	$943	$100
Right-of-use assets and lease liabilities recognized upon lease inception	$—	$7,541

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

Basis of Presentation: The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying condensed consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position for the reported periods. The results of operations for any interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2021, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission ("SEC") on March 17, 2022.

2. Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arrys Therapeutics, Inc. (“Arrys”), Ikena Oncology Securities Corporation and Amplify Medicines, Inc, (“Amplify”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to the accruals for research and development expenses, research and development revenue under a collaboration agreement and, for periods prior to the completion of the IPO, stock based compensation expense.

Summary of Significant Accounting Policies: The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 17, 2022. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022 except as discussed below.

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

Marketable securities: The Company invests its excess cash balances in marketable securities and classifies its investments as available-for-sale based on facts and circumstances present at the time it purchased the securities. At each balance sheet date presented, the Company classified all of its investments in marketable securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. The Company reports available-for-sale securities at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the marketable securities, the Company considers all available evidence to evaluate if an impairment loss exists, and if so, adjusts the investment to market value through a charge to its consolidated statements of operations and comprehensive loss. The Company's marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company's cash equivalents are generally composed of commercial paper and money market funds.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	As of June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$16,809	$16,809	$—	$—
Marketable securities
Commercial paper	5,992	—	5,992	—
U.S. treasury securities	50,573	—	50,573	—
Corporate debt securities	87,758	—	87,758	—
Total assets	$161,132	$16,809	$144,323	$—

	As of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$232,017	$232,017	$—	$—
Total	$232,017	$232,017	$—	$—

During the six months ended June 30, 2022 and year ended December 31, 2021, there were no transfers into or out of Level 3.

4. Marketable securities

The following table summarizes the Company's marketable securities (in thousands):

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$5,995	$—	$(3)	$5,992
U.S. treasury securities	50,822	—	(249)	50,573
Corporate debt securities	88,610	—	(852)	87,758
Total	$145,427	$—	$(1,104)	$144,323

The Company did not hold any marketable securities as of December 31, 2021.

Marketable securities fair value by contractual maturity were as follows (in thousands):

As of June 30, 2022
Due in one year or less	$129,730
Due after one year through five years	14,593
Total	$144,323

The following table summarizes the amount of gross unrealized losses and the estimated fair value of marketable securities in an unrealized loss position by length of time the securities have been in an unrealized loss position as of June 30, 2022 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$(3)	$5,992	$—	$—	$(3)	$5,992
U.S. treasury securities	(249)	50,573	—	—	(249)	50,573
Corporate debt securities	(852)	87,758	—	—	(852)	87,758
Total	$(1,104)	$144,323	$—	$—	$(1,104)	$144,323

As of June 30, 2022, the Company held 48 marketable securities in an unrealized loss position. These investments were in loss for less than 12 months and the Company considers the loss to be temporary in nature. In accordance with the Company's investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the three and six months ended June 30, 2022 and 2021. The Company did not recognize any credit-related allowance to available-for-sale securities as of the three and six months ended June 30, 2022 and 2021. The Company does not intend to sell its marketable securities and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost bases, which may be maturity.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Clinical, manufacturing and scientific development	$1,842	$2,820
Prepaid Insurance	2,197	850
Other	2,296	629
Total	$6,335	$4,299

6. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Property and equipment:
Lab equipment	$2,426	$1,776
Leasehold improvements	923	923
Electronic equipment and software	481	430
Furniture and fixtures	521	384
Total property and equipment	4,351	3,513
Less: accumulated depreciation	(1,401)	(1,074)
Property and equipment, net	$2,950	$2,439

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.3 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $0.5 million and $0.2 million, respectively. In the three months ended June 30, 2022, the Company disposed of $0.2 million of office equipment. There were no impairments for the six months ended June 30, 2022 and 2021.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Employee compensation	$1,859	$2,809
Research and development expenses	2,771	2,489
Professional fees	475	530
Other current liabilities	243	26
Total	$5,348	$5,854

8. Collaboration Agreement and Stock Purchase Agreement with BMS

In January 2019, the Company entered into the Bristol-Myers Squibb (“BMS”) Collaboration Agreement with Celgene Corporation, which was acquired by BMS in November 2019, whereby the Company will carry out initial research and development activities with the goal of identifying and developing drug candidates for certain cancer types. Concurrent with execution of the BMS Collaboration Agreement, the Company entered into a stock purchase agreement with BMS, which resulted in the issuance of 14,545,450 shares of Series A-1 Preferred Stock (the “Stock Purchase Agreement”).

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

BMS paid the Company a total of $95.0 million in aggregate upfront consideration related to the BMS Collaboration Agreement and Stock Purchase Agreement. The Company is eligible to receive $50.0 million, in case of an exercise by BMS of its option with respect to the license for IK-175, and $40.0 million, in case of an exercise of its option with respect to the license for IK-412. If the Company does not complete a Phase 1b clinical trial by the end of the research term, the Company may provide a data package to BMS to support the decision to exercise the option for an additional $0.25 million. Upon the exercise of the delivery of the option for each license, the Company becomes eligible to receive up to $450 million in milestone payments as well as a tiered royalty on worldwide sales from the high single to low teen digits.

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

The Company determined that the BMS Collaboration Agreement represented a contract with a customer and should be accounted for in accordance with ASC 606. The Company identified the two performance obligations, which are research and development services for IK-175 and IK-412. The options to receive worldwide development and commercialization licenses for the two targets and the option to receive manufacturing services in the future were determined to not provide any material rights to the customer and are therefore not considered to be performance obligations. The arrangement also contains certain immaterial items, including participation on joint oversight committees.

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

In December 2021, the Company re-assessed the IK-412 program, which experienced manufacturing delays as a key component required in the manufacturing of IK-412, is similarly essential to the manufacturing of COVID-19 vaccines and therapies. As such, the availability of the component was delayed as resources were allocated towards vaccine production. Considering these delays and the timeline of the BMS partnership, the Company made the strategic decision to pause IK-412 development activities for the remainder of the BMS research term outside of the committed manufacturing efforts.

During the three months ended June 30, 2022, the Company re-assessed its estimate of the development services expected to be performed during the term of the collaboration agreement related to IK-175. As a result of the change in estimate, as well as ongoing activities that occurred during the period, the Company recognized $0.4 million of research and development revenue, net, related to IK-175 and IK-412 during the three months ended June 30, 2022.

The Company recognized revenue of $0.4 million and $3.5 million in the three months ended June 30, 2022 and 2021 and $3.8 million and $7.0 million and six months ended June 30, 2022 and 2021, respectively, from the BMS Collaboration Agreement, that in each case was previously included in deferred revenue at the beginning of the respective period. The condensed consolidated balance sheet as of June 30, 2022 includes deferred revenue of $21.0 million related this agreement, of which $17.2 million and $3.8 million were classified as current and non-current, respectively. This amount is expected to be recognized as performance obligations are satisfied through the completion of the research and development services for the partnered programs.

9. Stock-Based Compensation

The Company grants stock options under the 2021 Stock Incentive Plan (the “2021 Plan”). The Company also has stock options outstanding under the 2016 Stock Incentive Plan (“2016 Plan”), but is no longer granting awards under such plan. All shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2021 and 2016 Plans are added back to the shares of common stock available for issuance under the 2021 Plan. On January 1, 2022 the number of shares available for issuance under the 2021 Plan increased by 1,439,001 shares as a result of the evergreen provision. As of June 30, 2022, 2,653,884 shares of common stock remain available for future issuance under the 2021 Plan.

The total compensation expense recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,069	$535	$2,066	$948
General and administrative	886	727	1,789	1,199
Total	$1,955	$1,262	$3,855	$2,147

The weighted-average fair value of the stock options granted during the six months ended June 30, 2022 was $6.04. As of June 30, 2022, the total unrecognized stock-based compensation expense for unvested options was $22.0 million which is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2021	5,822,373	$7.17	8.27	$33,275
Granted	1,504,465	8.47
Exercised	(276,943)	3.86
Cancelled or forfeited	(468,869)	8.03
Outstanding as of June 30, 2022	6,581,026	$7.54	8.07	$2,123,446
Vested or expected to vest as of June 30, 2022	6,581,026	$7.54	8.07	$2,123,446
Options exercisable as of June 30, 2022	2,532,151	$5.02	6.65	$1,981,985

The aggregate intrinsic value of options exercised for the six months ended June 30, 2022 and 2021 was $1.2 million and $0.6 million, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.01% - 3.03%	1.03% - 1.07%	1.67 - 3.03%	0.88% - 1.07%
Expected dividend yield	0%	0%	0%	0%
Expected option term (in years) range	5.5 - 6.08	6.0 - 6.08	5.15 - 6.08	6.0 - 6.08
Expected stock price volatility	0.85%	69.76% - 70.03%	0.84% - 0.85%	69.76% - 73.30%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of June 30, 2022, no shares have been purchased by employees under the ESPP.

10. Research License Agreements

During 2015, the Company entered into an exclusive patent license agreement (the “UT Austin License”) to license certain technologies and intellectual property rights from the University of Texas at Austin (the “University”), an entity affiliated with a director of the Company at the time of the agreement. The UT Austin License shall remain in effect until the expiration or abandonment of the last to expire technologies and intellectual property rights. The Company pays License Maintenance fees annually of $40 thousand. Additionally, the Company shall make additional milestone payments to the University upon meeting certain development milestones in the aggregate of $4.7 million upon meeting certain development milestones during the term of the UT Austin License. The Company will pay the University royalties as defined in the UT Austin License on any commercialized product sales related to the licensed technology in a percentage in the low single digits. The Company is also responsible for reimbursing the University for certain patent-related costs incurred on its behalf.

In 2018, the Company acquired IPR&D on an Arrys’ immune-oncology candidate based on the intellectual property associated with Arrys’ AskAt License as part of the acquisition of Arrys. Total consideration allocated to the technology was $28.5 million and was recognized as research and development expense upon the acquisition. The AskAt License is intended to be used by the Company in its future development of therapeutic drug candidates for eventual clinical development and commercialization. The Company shall make additional milestone payments to AskAt upon meeting certain development milestones totaling $4 million, as well as certain sales event milestones ranging from $50 million to $250 million contingent on sales in a calendar year, during the term of the AskAt License. The Company will pay the AskAt royalties a percentage in the low single digits as defined in the AskAt License on any commercialized product sales related to the licensed technology. The Company is also responsible for reimbursing AskAt for certain patent-related costs incurred on its behalf.

11. Commitments and Contingencies

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of June 30, 2022 or royalties on future sales of specified products that have not yet occurred as of June 30, 2022.

12. Net Loss per Share Attributable to Common Stockholders

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Options to purchase Common Stock	6,581,026	5,103,792
Total	6,581,026	5,103,792

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K that was filed with the SEC on March 17, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our discovery efforts are focused on additional targeted oncology programs, following our philosophy of designing treatments for patients’ populations identified through the genetic make-up of their tumors. Our pre-clinical pipeline is growing to include additional Hippo pathway and RAS pathway-targeting programs. We are generating mechanistic and translational data to identify underserved RAS-mutated cancer patient populations and assess approaches that could benefit them.

Our clinical-stage programs also include product candidates in development to target immune signaling in the TME. These programs are all built on the same foundation of biomarker-driven clinical trial design and patient enrichment, aiming to develop therapies that can precisely be used for specific cancer patients. IK-175 is an oral inhibitor of aryl hydrocarbon receptor, which we are evaluating in a Phase 1a/1b clinical trial, as monotherapy and in combination with nivolumab, in patients with advanced or metastatic solid tumors, including urothelial carcinomas, for which current standard-of-care therapy is no longer effective or is intolerable. We expect to report initial clinical data from this trial in the second half of 2022. Additionally, a second Phase 1b trial with IK-175 in head and neck squamous cell carcinoma ("HNSCC") was initiated in July 2022 and is expected to enroll its first patient by the end of 2022. The IK-175 program is partnered with Bristol-Myers Squibb Company.

Also within TME immune signaling, IK-007, which is designed to inhibit the prostaglandin E receptor 4 in the COX2 pathway, is being evaluated in a Phase 1b clinical trial in combination with pembrolizumab for the treatment of patients with advanced or progressive microsatellite stable colorectal cancer ("MSS CRC") for which first and second line standard therapy (at least one of which contained fluorouracil) is no longer effective or is intolerable. We recently completed enrollment in this trial and expect to share additional data in the second half of 2022. IK-007 is also being evaluated in an investigator-initiated trial in inflammatory breast cancer at MD Anderson Cancer Center.

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

We have incurred significant net losses in every year since our inception and expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $37.3 million and $22.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $182.8 million. We anticipate that our expenses will increase significantly as we:

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $192.8 million which will enable us to fund our operating expenses and capital expenditure requirements through mid-2024. To date, we have primarily financed our operations through proceeds from private placements of preferred stock prior to the completion of the IPO, payments from a collaboration agreement, related party revenue and completion of the IPO. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

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

In 2021, further development, outside of committed manufacturing efforts, of the IK-412 program was paused for the remainder of the BMS contract term in part due to manufacturing delays caused by COVID-19 supply chain issues. We will continue to monitor the impact of COVID-19 related supply chain issues relating to our business.

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

Collaboration Agreement and Stock Purchase Agreement with BMS

In January 2019, we entered into the Bristol-Myers Squibb Company ("BMS") Collaboration Agreement with Celgene Corporation (which was acquired by BMS in November 2019), pursuant to which BMS may elect in its sole discretion to exclusively license rights to develop and commercialize compounds (and products and diagnostic products containing such compounds) that modulate the activity of two collaboration targets, kynurenine and aryl hydrocarbon receptor, or AHR, excluding AHR agonists for inverse agonists, which we are developing as IK-412 and IK-175, respectively. On a program-by-program basis, through the earlier of January 2024 or the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, BMS has the exclusive option to exclusively license to develop, commercialize and manufacture the relevant product candidate worldwide. Concurrent with execution of the BMS Collaboration Agreement, we entered into a stock purchase agreement with Celgene Corporation (now BMS) in November 2019, or the Stock Purchase Agreement, pursuant to which we issued Celgene Corporation 14,545,450 shares of Series A-1 preferred stock.

BMS paid a total of $95.0 million in aggregate upfront consideration related to the BMS Collaboration Agreement and Stock Purchase Agreement. We are eligible to receive $50.0 million, in case of an exercise of its option with respect to IK-175, and $40.0 million, in case of an exercise of its option with respect to IK-412. If we do not complete a Phase 1b clinical trial by the end of the research term, we may elect to provide a data package to BMS upon which BMS may exercise the foregoing option for an additional $0.25 million fee. Development of IK-412 was paused in 2021, outside of the committed manufacturing efforts, in part due to COVID-19 related delays. BMS retains the option to license IK-412 according to the terms of the BMS Collaboration Agreement. Upon the exercise of the delivery of each license, we become eligible to receive up to $265.0 million in regulatory milestones and $185.0 million in commercial milestones as well as a tiered royalties at rates ranging from the high single to low teen digits percentages based on worldwide annual net sales by BMS, subject to specified gross sale reductions.

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

Results of Operations

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Dollar Change	% of Change	2022	2021	Dollar Change	% of Change
Revenue:
Research and development revenue under collaboration agreement	$382	$3,549	$(3,167)	(89)%	$3,766	$7,023	$(3,257)	(46)%
Operating expenses:
Research and development	15,488	11,374	4,114	36%	29,831	21,396	8,435	39%
General and administrative	5,845	4,862	983	20%	11,848	8,035	3,813	47%
Total operating expenses	21,333	16,236	5,097	31%	41,679	29,431	12,248	42%
Loss from operations	(20,951)	(12,687)	(8,264)	65%	(37,913)	(22,408)	(15,505)	69%
Other income (expense), net	460	6	454	7567%	583	11	572	5200%
Net loss	$(20,491)	$(12,681)	$(7,810)	62%	$(37,330)	$(22,397)	$(14,933)	67%

Revenue

The research and development revenue under collaboration agreement is related to the BMS Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The decrease in revenue during the three and six months ended June 30, 2022, as compared to the same periods in the prior year, was primarily due to a change in estimate of the development services expected to be performed during the term of the collaboration agreement related to IK-175 and the strategic decision made in December 2021 to pause the development of IK-412, outside of the committed manufacturing efforts, for the remainder of the BMS contract term. As a result of the change in estimate, as well as ongoing activities occurring in the three and six months ended June 30, 2022, the Company recognized $0.4 million and $3.8 million of research and development revenue, net, related to IK-175 and IK-412 during the three and six months ended June 30, 2022, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Dollar Change	% of Change	2022	2021	Dollar Change	% of Change
Direct research and development expenses by program:
IK-930	$2,514	$2,597	$(83)	(3)%	$5,368	$3,912	$1,456	37%
IK-175	1,505	1,390	115	8%	2,762	2,780	(18)	(1)%
IK-412	462	853	(391)	(46)%	705	2,039	(1,334)	(65)%
IK-007	396	708	(312)	(44)%	846	1,386	(540)	(39)%
Other discovery stage programs	4,390	2,581	1,809	70%	8,140	4,866	3,274	67%
Research and development personnel and overhead expenses and unallocated	6,221	3,245	2,976	92%	12,010	6,413	5,597	87%
Total research and development expenses	$15,488	$11,374	$4,114	36%	$29,831	$21,396	$8,435	39%

During the three and six months ended June 30, 2022 research and development expenses increased $4.1 million and $8.4 million, respectively. The increase was primarily related to personnel and overhead costs due to an increase in headcount and expenses incurred for discovery stage programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Dollar Change	% of Change	2022	2021	Dollar Change	% of Change
General and administrative	$5,845	$4,862	$983	20%	$11,848	$8,035	$3,813	47%

During the during the three and six months ended June 30, 2022 general and administrative expenses increased $1.0 million and $3.8 million, respectively. The increase was primarily attributable to an increase in compensation expense due to an increase in headcount and in insurance expense, as well as general increases in legal expenses to support our operations as a public company.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the BMS Collaboration Agreement, from cash obtained from acquisitions, and most recently, from common stock in our IPO. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $192.8 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided (used in) by operating activities	$(39,235)	$(28,894)
Net cash (used in) provided by investing activities	(145,565)	(1,026)
Net cash provided by financing activities	1,070	131,433
Net increase in cash and cash equivalents and restricted cash	$(183,730)	$101,513

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The increase in cash used in operating activities of $10.3 million was primarily attributable to the increase in our net loss of $14.9 million, partially offset by a decrease in deferred revenue of $3.3 million and an increase in stock-based compensation expense of $1.7 million.

Net Cash Used in Investing Activities

The increase in cash used investing activities of $144.5 million was primarily attributable the purchases of marketable securities of $175.0 million in connection with the Company investing its excess cash, offset by $29.5 million of marketable security maturities.

Net Cash Provided by Financing Activities

The decrease in cash provided by financing activities of $130.4 million primarily reflects cash proceeds received in connection with the IPO in March of 2021.

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

We expect that our existing cash, cash equivalents, and marketable securities as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements through mid 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future operating and capital requirements will depend on many factors, including:

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

On April 27, 2022, we filed a shelf registration statement on Form S-3 ("Shelf"), with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on May 5, 2022. As of the date hereof, no sales have been made pursuant to the ATM Program.

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

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts typically, do not contain any minimum purchase commitments and are generally cancelable by us, typically upon prior notice of 30 days. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the Securities Exchange Commission on March 17, 2022.

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

Inflation generally affects us by increasing our costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our net losses were $37.3 million and $22.4 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $182.8 million as of June 30, 2022. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic and the recent volatility in the capital markets more generally, may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In late 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, emerged in Wuhan, China and has reached most countries across the world, including all 50 states within the U.S., and including Boston, Massachusetts, where our primary office and laboratory space is located. The coronavirus pandemic continues to evolve, with new variants of the SARS-CoV-2 virus identified, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, mask and vaccine mandates and other public health safety measures. The extent to which COVID-19 impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the variants of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally and the continued identification of new variants of the SARS-CoV-2 virus could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with many cancers, including the indication we aim to treat, the patient populations that our product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

As previously disclosed in 2021, the IK-412 program experienced manufacturing delays as a key component required in the manufacturing of IK-412 is similarly essential to the manufacturing of COVID-19 vaccines and therapies. Considering these delays and the timeline of the BMS partnership, we made the strategic decision in 2021 to pause IK-412 development activities for the remainder of the BMS contract term, outside of the committed manufacturing efforts.

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

We have taken precautionary measures intended to help minimize the risk of the virus to our employees including having certain of our employees work remotely, and suspending non-essential travel worldwide for our employees. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or the SEC, or FDA. Our headquarters in Boston, MA are operating in a hybrid capacity for those employees who are able to conduct their roles remotely.

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

We have not yet demonstrated our ability to successfully complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. IK-930 is in clinical development, however, our other targeted oncology programs are still in preclinical development and may never advance to clinical development. We are currently advancing multiple targeted oncology programs through preclinical development toward potential therapeutic candidates and subsequent IND. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but not limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. We currently have two product candidates from our TME program in clinical development. We are conducting a Phase 1 trial with IK-175 in patients with bladder cancer with activated aryl hydrocarbon receptor, or AHR, and a Phase 1b trial with IK-007 in combination with pembrolizumab for the treatment of patients with advanced or progressive microsatellite stable colorectal cancer, or MSS CRC. We initiated a Phase 1 clinical trial of IK-930 in the first quarter of 2022. However, we do not know whether these or any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the COVID-19 pandemic and related variants, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

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

Certain of our current product candidates and any future product candidates have the potential to be administered in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, we plan to explore IK-930 in combination with epidermal growth factor receptor, or EGFR inhibition, and in combination with a mitogen-activated protein kinase, or MEK inhibitor, in certain indications and we are currently evaluating IK-175 in combination with nivolumab, which is marketed by Bristol-Myers Squibb Company, or BMS. We are also currently conducting a Phase 1b clinical trial of IK-007 in combination with pembrolizumab, which is marketed by Merck. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates used in combination with EGFR inhibitors, MEK inhibitors, nivolumab, pembrolizumab, or other checkpoint inhibitor immunotherapies or other targeted therapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

In the event that BMS, Merck or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing checkpoint inhibitor immunotherapies or other combination agents. Additionally, should the supply of products from any current or future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, operating results, stock price and prospects may be materially harmed.

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

We plan to nominate multiple development candidates stemming from our RAS-pathway and additional Hippo pathway research programs. We plan to progress candidates to IND, however, we may not be able to file such INDs or INDs for future product candidates for our targeted oncology or other programs on the timelines we expect. For example, due to supply chain issues in manufacturing of IK-412 due to the ongoing COVID-19 pandemic, we previously delayed the IND submission to the FDA and have now paused further development for the remainder of the BMS contract term. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our lead targeted oncology product candidate, IK-930, is an oral small molecule inhibitor of the transcriptional enhanced associate domain, or TEAD, transcription factor in the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of all cancers and these genetic alterations are generally associated with poor clinical outcomes. The Hippo pathways is also associated with mechanisms of resistance to targeted therapeutics and could represent a larger population of patients. Additionally, we are currently evaluating IK-175 in a Phase 1 clinical trial in patients with solid tumors and intend to pursue development in patients with bladder cancer with activated AHR. AHR amplifications have been described in approximately 5% to 22% of bladder cancer patients. We are also developing IK-007 in a Phase 1b clinical trial in patients with MSS CRC. Patients with MSS CRC represent approximately 80% of all colorectal cancer patients, and these patients generally do not respond to approved checkpoint inhibitors. We also have programs evaluating multiple nodes in the RAS pathways, including ERK5. KRAS mutations in the RAS signaling pathway occur in approximately 26% of all cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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

Efforts to educate the medical community and third-party payors on the benefits of our current product candidates and any future product candidates may require significant resources and may not be successful. If our current product candidates or any future product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of our current product candidates and any future product candidates will depend on a number of factors, including:

•
the efficacy of our current product candidates and any future product candidates as single agents and in combination with marketed checkpoint inhibitor immunotherapies and other combination agents;
•
the commercial success of the checkpoint blockade drugs and other combination agents with which our products may be co-administered;
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

Although we designed our current ongoing clinical trials of IK-930, IK-175, IK-007 and intend to design the future clinical trials for our product candidates, these trials are conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates, including IK-930, IK-007, IK-175, and IK-412, or future product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation in the U.S. and other countries could increase those uncertainties and costs. For example, the Leahy-Smith Act, signed into law in 2011, introduced provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first inventor to file” system. The Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

We have received orphan drug designation from the FDA for IK-930 for the treatment of mesothelioma. Generally, if a product with an orphan designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in EU. The EU market exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.
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

A breakthrough therapy designation and fast track designation by the FDA, even if granted, may not lead to a faster development, regulatory review or approval process, and each designation does not increase the likelihood that any of our product candidates will receive regulatory approval in the United States.

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

We have received fast track designation from the FDA for IK-930 for the treatment of unresectable NF2-deficient mesothelioma. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. We may seek fast track designation for some of our other product candidates. The FDA has broad discretion whether or not to grant this designation, so even if we believe another particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, as we have for IK-930, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension that lasted from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Now that the temporary suspension has ended, a 1% payment reduction began April 1, 2022 and continued through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and future laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, into law. The UCPA will take effect on December 31, 2023. Most recently, on April 28, the Connecticut state legislature passed “An Act Concerning Personal Data Privacy and Online Monitoring," which will take effect on July 1, 2023. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. At the federal level, there is a bipartisan bill being debated. This proposed legislation, the American Data Privacy and Protection Act, if passed, would help to streamline certain of our privacy obligations, but would also introduce new stringent privacy and data security obligations that would apply to personal data collected from throughout the United States.

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

As of July 31, 2022, we had 79 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of June 30, 2022, we had federal and state net operating loss carryforwards of approximately $18.2 million and $5.3 million respectively, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our net operating losses or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

We have commenced an at-the-market (“ATM”) offering program to raise capital. Increased volatility and decreases in market prices of equity securities generally and of our common shares in particular may have an adverse impact on our willingness and/or ability to continue to sell our common shares through our ATM offering. Decreases in these sales would/could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common shares.

In April 2022, we commenced an at-the-market, or ATM, program to raise capital. Under our ATM program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $100.0 million, through one or more at-the-market offerings. Given the decrease in the market price of our common shares and volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

Alternative financing arrangements, if we pursue any, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock, or other securities. These securities could be issued at or below the then prevailing market price for our common shares. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest, and any premium or make-whole has been paid. In addition, if we borrow funds and/or issue debt securities through a subsidiary, the lenders and/or holders of those debt securities would have a right to payment that would be effectively senior to the company’s equity ownership in the subsidiary, which would adversely affect the rights of holders of both the company’s equity securities and its debt and debt securities.

Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and increase our net loss, and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common shares could be materially and adversely affected. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could result in a material adverse effect on our business, operating results, financial condition and prospects.

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

We will continue to incur costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

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

4.2

Fourth Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 18, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (FileNo. 333-253919) filed with the SEC on March 5, 2021)

4.3

Form of Senior Indenture between Registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264517) filed with the SEC on April 27, 2022)

4.4

Form of Subordinated Indenture between Registrant and one or more trustees to be named, (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264517) filed with the SEC on April 27, 2022)

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

IKENA ONCOLOGY, INC.

Date: August 11, 2022	By:	/s/ Mark Manfredi
Mark Manfredi
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Jotin Marango
Jotin Marango
Chief Financial Officer and Head of Business Development (Principal Financial Officer and Principal Accounting Officer)