Form 10-Q
period 2022-09-30
Ikena Oncology, Inc.
filed 2022-11-07
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 36,257,493 shares of common stock, $0.001 par value per share, outstanding.

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

•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those under the caption “Risk Factors.”

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

The material and other risks summarized above should be read together with the text of the full risk factors below and with the other information set forth in this Quarterly Report, including our consolidated financial statements and the related notes, as well as with other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above, or described in full below, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$67,074	$232,217
Marketable securities	107,287	—
Prepaid expenses and other current assets	3,617	4,299
Total current assets	177,978	236,516
Property and equipment, net	3,115	2,439
Right-of-use asset	5,585	6,538
Deposits and other assets	3,790	2,386
Total assets	$190,468	$247,879
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,361	$2,384
Accrued expenses and other current liabilities	8,677	5,854
Operating lease liability	1,894	1,851
Deferred revenue	12,108	17,100
Total current liabilities	25,040	27,189
Long-term portion of operating lease liability	4,138	5,135
Deferred revenue, net of current portion	2,502	7,678
Total liabilities	31,680	40,002
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value - 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; No shares issued and outstanding as of September 30, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 36,257,493 issued and outstanding as of September 30, 2022; 150,000,000 shares authorized, 35,975,034 issued and outstanding as of December 31, 2021	36	36
Additional paid-in capital	360,055	353,295
Accumulated other comprehensive loss	(1,181)	—
Accumulated deficit	(200,122)	(145,454)
Total stockholders’ equity	158,788	207,877
Total liabilities and stockholders’ equity	$190,468	$247,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statement of Operations
Research and development revenue under collaboration agreement	$6,402	$3,746	$10,168	$10,768
Operating expenses:
Research and development	18,850	13,375	48,682	34,770
General and administrative	5,428	4,893	17,276	12,928
Total operating expenses	24,278	18,268	65,958	47,698
Loss from operations	(17,876)	(14,522)	(55,790)	(36,930)
Other income (expense):
Interest income	576	7	1,256	18
Other expense	(38)	—	(134)	—
Total other income, net	538	7	1,122	18
Net loss	$(17,338)	$(14,515)	$(54,668)	$(36,912)

Other comprehensive loss:
Unrealized loss on marketable securities	(77)	—	(1,181)	—
Total comprehensive loss	$(77)	$—	$(1,181)	$—

Net loss per share:
Net loss per share attributable to common stockholders basic and diluted	$(0.48)	$(0.40)	$(1.51)	$(1.46)
Weighted-average common stocks outstanding, basic and diluted	36,257,074	35,860,824	36,165,143	25,305,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2021	35,975,034	$36	$353,295	$—	$(145,454)	$207,877
Stock-based compensation	—	—	1,900	—	—	1,900
Exercise of stock options	134,500	—	495	—	—	495
Other comprehensive loss	—	—	—	(478)	—	(478)
Net loss	—	—	—	—	(16,839)	(16,839)
Balance as of March 31, 2022	36,109,534	36	355,690	(478)	(162,293)	192,955
Stock-based compensation	—	—	1,955	—	—	1,955
Exercise of stock options	142,443	—	575	—	—	575
Other comprehensive loss	—	—	—	(626)	—	(626)
Net loss	—	—	—	—	(20,491)	(20,491)
Balance as of June 30, 2022	36,251,977	36	358,220	(1,104)	(182,784)	174,368
Stock-based compensation	—	—	1,811	—	—	1,811
Exercise of stock options	5,516	—	24	—	—	24
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(17,338)	(17,338)
Balance as of September 30, 2022	36,257,493	$36	$360,055	$(1,181)	$(200,122)	$158,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	169,396,576	$205,979	3,096,903	$3	$10,288	$(111,339)	$(101,048)
Initial public offering, net of issuance costs of $2.4 million			8,984,375	9	131,293	—	131,302
Conversion of convertible preferred stock into common stock	(169,396,576)	(205,979)	23,678,568	24	205,955	—	205,979
Stock-based compensation			—	—	885	—	885
Exercise of stock options			91,395	—	242	—	242
Net loss and comprehensive loss	—	—	—	—	—	(9,716)	(9,716)
Balance as of March 31, 2021	—	—	35,851,241	36	348,663	(121,055)	227,644
Stock-based compensation			—	—	1,262	—	1,262
Exercise of stock options			7,878	—	35	—	35
Net loss and comprehensive loss	—	—	—	—	—	(12,681)	(12,681)
Balance as of June 30, 2021	—	—	35,859,119	36	349,960	(133,736)	216,260
Stock-based compensation			—	—	1,449	—	1,449
Exercise of stock options			18,675	—	69	—	69
Net loss and comprehensive loss	—	—	—	—	—	(14,515)	(14,515)
Balance as of September 30, 2021	—	$—	$35,877,794	$36	$351,478	$(148,251)	$203,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(54,668)	$(36,912)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	541	381
Amortization of marketable securities	103	—
Stock-based compensation	5,666	3,596
Non-cash operating lease expense	953	868
Loss on disposal of property and equipment	173	—
Net realized loss on marketable securities	12	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	682	(3,118)
Accounts payable	(206)	(94)
Accrued expenses and other current liabilities	2,816	(397)
Lease liability	(954)	(440)
Deferred revenue	(10,168)	(10,768)
Deposits and other assets	(1,404)	—
Net cash flows used in operating activities	(56,454)	(46,884)
Cash flows from investing activities
Purchases of property and equipment	(1,200)	(1,210)
Purchase of marketable securities	(189,863)	—
Sales and maturities of marketable securities	81,280	—
Net cash flows used in investing activities	(109,783)	(1,210)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	131,302
Payment of preferred issuance costs	—	(146)
Proceeds from exercise of stock options	1,094	346
Net cash flows provided by financing activities	1,094	131,502
Net increase (decrease) in cash and cash equivalents and restricted cash	(165,143)	83,408
Cash, cash equivalents and restricted cash, beginning of period	233,089	163,363
Cash, cash equivalents and restricted cash, end of period	$67,946	$246,771
Cash and cash equivalents	$67,074	$245,899
Restricted cash included in other assets	872	872
Cash, cash equivalents and restricted cash, end of period	$67,946	$246,771
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accounts payable and accrued expenses	$190	$86
Right-of-use assets and lease liabilities recognized upon lease inception	$—	$7,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Ikena Oncology, Inc. (the “Company”) is a targeted oncology company developing precision medicines tailored to biomarker-defined patient groups with specific unmet needs. With its robust biomarker and translational approach the Company aims to develop targeted treatments and define patient populations who are most likely to respond to treatment. The Company's current programs are across the Hippo pathway, RAS pathway, and key immune signals in the tumor-microenvironment (TME), with approaches to targeting both cancer driving targets and mechanisms of resistance to targeted therapies. The Company's focus on patient-driven development is platform and process agnostic, allowing it to research both known and novel targets, with a shared guiding principle of aiming to address the unmet needs of biomarker-defined patient populations. Since the Company commenced operations in 2016, it has advanced multiple product candidates into clinical development. In addition, the Company has a robust pipeline of discovery-stage targeted oncology programs.

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

The accompanying condensed consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position for the reported periods. The results of operations for any interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2021, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022.

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

Summary of Significant Accounting Policies: The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 17, 2022. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022 except as discussed below.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	As of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$41,998	$41,998	$—	$—
Commercial paper	2,493	—	2,493	—
Marketable securities
U.S. treasury securities	28,775	—	28,775	—
Corporate debt securities	78,512	—	78,512	—
Total assets	$151,778	$41,998	$109,780	$—

	As of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$232,017	$232,017	$—	$—
Total	$232,017	$232,017	$—	$—

During the nine months ended September 30, 2022 and year ended December 31, 2021, there were no transfers into or out of Level 3.

4. Marketable securities

The following table summarizes the Company's marketable securities (in thousands):

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$2,494	$—	$(1)	$2,493
U.S. treasury securities	28,929	—	(153)	28,776
Corporate debt securities	79,538	—	(1,027)	78,511
Total	$110,961	$—	$(1,181)	$109,780

The Company did not hold any marketable securities as of December 31, 2021.

As of September 30, 2022, the Company held 43 marketable securities in an unrealized loss position. These investments were in loss for less than 12 months and the Company considers the loss to be temporary in nature. The Company considered the decline in market value for these investments to be primarily attributable to economic and market conditions. In accordance with the Company's investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the three and nine months ended September 30, 2022 and 2021. The Company did not recognize any credit-related allowance to available-for-sale securities as of the three and nine months ended September 30, 2022 and 2021. The Company does not intend to sell its marketable securities and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost bases, which may be maturity.

The fair values of the Company's marketable securities by classification in the condensed consolidated balance sheets were as follows:

As of September 30, 2022
Cash and cash equivalents	$2,493
Marketable securities	107,287
Total	$109,780

Marketable securities fair value by contractual maturity were as follows (in thousands):

As of September 30, 2022
Due in one year or less	$89,783
Due after one year through five years	19,997
Total	$109,780

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Clinical, manufacturing and scientific development	$982	$2,820
Prepaid Insurance	1,456	850
Other	1,179	629
Total	$3,617	$4,299

6. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Property and equipment:
Lab equipment	$2,816	$1,776
Leasehold improvements	958	923
Electronic equipment and software	481	430
Furniture and fixtures	475	384
Total property and equipment	4,730	3,513
Less: accumulated depreciation	(1,615)	(1,074)
Property and equipment, net	$3,115	$2,439

Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $0.7 million and $0.4 million, respectively. In the nine months ended September 30, 2022, the Company disposed of $0.2 million of office equipment. There were no impairments for the nine months ended September 30, 2022 and 2021.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Employee compensation	$2,729	$2,809
Research and development expenses	5,307	2,489
Professional fees	611	530
Other current liabilities	30	26
Total	$8,677	$5,854

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

Agreement Structure

Under the BMS Collaboration Agreement, the Company will conduct exploratory and discovery activities, with the goal of identifying product candidates for certain targets, which are in the kynurenine pathway, which the Company is developing as IK-412, and the aryl hydrocarbon receptor (“AHR”), which the Company is developing as IK-175. The Company is obligated to advance research and development activities through the earlier of January 2024 or the completion of a Phase 1b clinical trial for each program (“the research term”). BMS has the option to receive a global-development, manufacture and commercialization license for the product candidate, which expires in January 2024. Subsequent to the delivery of a license, BMS is responsible for the worldwide development, manufacturing and commercialization of these product candidates.

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

The Company recognized revenue of $6.4 million and $3.7 million in the three months ended September 30, 2022 and 2021 and $10.2 million and $10.8 million and nine months ended September 30, 2022 and 2021, respectively, from the BMS Collaboration Agreement, that in each case was previously included in deferred revenue at the beginning of the respective period. The condensed consolidated balance sheet as of September 30, 2022 includes deferred revenue of $14.6 million related this agreement, of which $12.1 million and $2.5 million were classified as current and non-current, respectively. This amount is expected to be recognized as performance obligations are satisfied through the completion of the research and development services for the partnered programs.

9. Stock-Based Compensation

The Company grants stock options under the 2021 Stock Incentive Plan (the “2021 Plan”). The Company also has stock options outstanding under the 2016 Stock Incentive Plan (“2016 Plan”), but is no longer granting awards under such plan. All shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2021 and 2016 Plans are added back to the shares of common stock available for issuance under the 2021 Plan. On January 1, 2022 the number of shares available for issuance under the 2021 Plan increased by 1,439,001 shares as a result of the evergreen provision. As of September 30, 2022, 2,527,987 shares of common stock remain available for future issuance under the 2021 Plan.

The total compensation expense recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$865	$672	$2,931	$1,621
General and administrative	946	777	2,735	1,975
Total	$1,811	$1,449	$5,666	$3,596

The weighted-average fair value of the stock options granted during the nine months ended September 30, 2022 was $6.04. As of September 30, 2022, the total unrecognized stock-based compensation expense for unvested options was $22.0 million which is expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2021	5,822,373	$7.17	8.27	$33,275
Granted	1,880,659	7.84
Exercised	(282,459)	3.88
Cancelled or forfeited	(719,166)	8.80
Outstanding as of September 30, 2022	6,701,407	$7.32	8.11	$1,032,862
Vested or expected to vest as of September 30, 2022	6,701,407	$7.32	8.11	$1,032,862
Options exercisable as of September 30, 2022	2,771,289	$5.34	6.94	$1,026,774

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 was $1.2 million and $0.7 million, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.89%	0.81% - 1.07%	1.67% - 3.03%	0.68% - 1.07%
Expected dividend yield	0%	0%	0%	0%
Expected option term (in years) range	6.08	6.08	5.15 - 6.08	6.00 - 6.08
Expected stock price volatility	85.76	69.61% - 69.74%	83.55% -85.76%	69.61% -73.30%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of September 30, 2022, no shares have been purchased by employees under the ESPP.

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

11. Commitments and Contingencies

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of September 30, 2022 or royalties on future sales of specified products that have not yet occurred as of September 30, 2022.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Options to purchase Common Stock	6,701,407	5,508,484
Total	6,701,407	5,508,484

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

Our lead targeted oncology product candidate, IK-930, is an oral, paralog-selective, small molecule inhibitor of the transcriptional enhanced associate domain, or TEAD, transcription factor in the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of human cancers and is widely accepted as a prevalent driver of cancer pathogenesis and a mediator of poor outcomes for patients. In our ongoing first-in-human clinical trial, we are focusing on indications that provide the potential for rapid clinical development to achieve proof-of-concept, such as NF2 deficient mesothelioma and solid tumors with YAP1 or TAZ gene fusions, including epithelioid hemangioendothelioma, in which 100% of patients have Hippo pathway alterations. In October 2021, our Investigational New Drug Application, or IND, for IK-930 was accepted by the FDA and we subsequently initiated a first-in-human Phase 1 clinical trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of IK-930 in patients with advanced solid tumors with or without gene alterations in the Hippo pathway. The first patient was dosed in January 2022. IK-930 received orphan drug designation in mesothelioma from the U.S. Food and Drug Administration (“FDA”) in March 2022. We also plan to assess IK-930 in combination with other targeted therapies across several indications, including with osimirtinib in EGFR mutated non-small cell lung cancer and with MEK inhibitors in KRAS mutated cancers. Initial data from the program is expected in 2023.

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

Our clinical-stage programs also include product candidates in development to target immune signaling in the TME. These programs are all built on the same foundation of biomarker-driven clinical trial design and patient enrichment, aiming to develop therapies that can precisely be used for specific cancer patients. IK-175 is an oral inhibitor of aryl hydrocarbon receptor, which we are evaluating in a Phase 1a/1b clinical trial, as monotherapy and in combination with nivolumab, in patients with advanced or metastatic solid tumors, including urothelial carcinomas, for which current standard-of-care therapy is no longer effective or is intolerable. We plan to share the initial clinical data from this trial at the 2022 Society for Immunotherapy of Cancer Annual Meeting in November 2022. Additionally, a second Phase 1b trial with IK-175 in head and neck squamous cell carcinoma (“HNSCC”) was initiated in July 2022 and is expected to enroll its first patient by the end of 2022. The IK-175 program is partnered with Bristol-Myers Squibb Company.

Also within TME immune signaling, IK-007, which is designed to inhibit the prostaglandin E receptor 4 in the COX2 pathway, is being evaluated in a Phase 1b clinical trial in combination with pembrolizumab for the treatment of patients with advanced or progressive microsatellite stable colorectal cancer (“MSS CRC”) for which first and second line standard therapy (at least one of which contained fluorouracil) is no longer effective or is intolerable. We recently completed enrollment in this trial and expect to share a clinical update in the fourth quarter of 2022. IK-007 is also being evaluated in an investigator-initiated trial in inflammatory breast cancer at MD Anderson Cancer Center.

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

We have incurred significant net losses in every year since our inception and expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $54.7 million and $36.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $200.1 million. We anticipate that our expenses will increase significantly as we:

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $174.4 million which will enable us to fund our operating expenses and capital expenditure requirements through mid-2024. To date, we have primarily financed our operations through proceeds from private placements of preferred stock prior to the completion of the IPO, payments from a collaboration agreement, related party revenue and completion of the IPO. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. More recently, other, more infectious, variants of COVID-19 have been identified, which continue to spread throughout the U.S. and worldwide. Since the onset of the global pandemic in 2020, we have been closely monitoring the spread of COVID-19 and its variants, and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. In 2021, we adopted a permanent hybrid work model for those employees who are able to conduct their roles remotely.

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

Collaboration Agreement and Stock Purchase Agreement with BMS

In January 2019, we entered into the Bristol-Myers Squibb Company (“BMS”) Collaboration Agreement with Celgene Corporation (which was acquired by BMS in November 2019), pursuant to which BMS may elect in its sole discretion to exclusively license rights to develop and commercialize compounds (and products and diagnostic products containing such compounds) that modulate the activity of two collaboration targets, kynurenine and aryl hydrocarbon receptor, or AHR, excluding AHR agonists for inverse agonists, which we are developing as IK-412 and IK-175, respectively. On a program-by-program basis, through the earlier of

January 2024 or the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, BMS has the exclusive option to exclusively license to develop, commercialize and manufacture the relevant product candidate worldwide. Concurrent with execution of the BMS Collaboration Agreement, we entered into a stock purchase agreement with Celgene Corporation (now BMS) in November 2019, or the Stock Purchase Agreement, pursuant to which we issued Celgene Corporation 14,545,450 shares of Series A-1 preferred stock.

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

Results of Operations

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Dollar Change	% of Change	2022	2021	Dollar Change	% of Change
Revenue:
Research and development revenue under collaboration agreement	$6,402	$3,746	$2,656	71%	$10,168	$10,768	$(600)	(6)%
Operating expenses:
Research and development	18,850	13,375	5,475	41%	48,682	34,770	13,912	40%
General and administrative	5,428	4,893	535	11%	17,276	12,928	4,348	34%
Total operating expenses	24,278	18,268	6,010	33%	65,958	47,698	18,260	38%
Loss from operations	(17,876)	(14,522)	(3,354)	23%	(55,790)	(36,930)	(18,860)	51%
Other income (expense), net	538	7	531	7586%	1,122	18	1,104	6133%
Net loss	$(17,338)	$(14,515)	$(2,823)	19%	$(54,668)	$(36,912)	$(17,756)	48%

Revenue

The research and development revenue under collaboration agreement is related to the BMS Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The increase in revenue during the three months ended September 30, 2022, as compared to the same period in the prior year, was primarily due to an increase in manufacturing activities as a result of the substantial completion of manufacturing efforts related to the IK-412 program. The decrease in revenue during the nine months ended September 30, 2022, as compared to the same period in the prior year, was primarily due to a change in estimate during the three months ended June 30, 2022, of the development services expected to be performed during the term of the collaboration agreement related to IK-175. The decrease in revenue was partially offset by an increase in manufacturing activities as a result of substantial completion of manufacturing efforts related to the IK-412 program. The Company made the strategic decision in December 2021 to pause the development of IK-412, outside of the committed manufacturing efforts, for the remainder of the BMS contract term.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Dollar Change	% of Change	2022	2021	Dollar Change	% of Change
Direct research and development expenses by program:
IK-930	$2,561	$2,595	$(34)	(1)%	$7,929	$6,507	$1,422	22%
IK-175	2,046	2,035	11	1%	4,808	4,815	(7)	(0)%
IK-412	3,083	525	2,558	487%	3,788	2,564	1,224	48%
IK-007	473	626	(153)	(24)%	1,320	2,011	(691)	(34)%
Other discovery stage programs	4,369	3,417	952	28%	12,509	8,283	4,226	51%
Research and development personnel and overhead expenses and unallocated	6,318	4,177	2,141	51%	18,328	10,590	7,738	73%
Total research and development expenses	$18,850	$13,375	$5,475	41%	$48,682	$34,770	$13,912	40%

During the three and nine months ended September 30, 2022 research and development expenses increased $5.5 million and $13.9 million, respectively. The increase was primarily related to personnel and overhead costs due to an increase in headcount, expenses incurred for discovery stage programs, and an increase in manufacturing activities as a result of the substantial completion of manufacturing efforts related to the IK-412 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Dollar Change	% of Change	2022	2021	Dollar Change	% of Change
General and administrative	$5,428	$4,893	$535	11%	$17,276	$12,928	$4,348	34%

During the during the three and nine months ended September 30, 2022 general and administrative expenses increased $0.5 million and $4.3 million, respectively. The increase was primarily attributable to an increase in compensation expense due to an increase in headcount and in insurance expense, as well as general increases in legal expenses to support our operations as a public company.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the BMS Collaboration Agreement, from cash obtained from acquisitions, and most recently, from common stock in our IPO. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $174.4 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(56,454)	$(46,884)
Net cash used in investing activities	(109,783)	(1,210)
Net cash provided by financing activities	1,094	131,502
Net increase in cash and cash equivalents and restricted cash	$(165,143)	$83,408

Net Cash Used in Operating Activities

The net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The increase in cash used in operating activities of $9.6 million was primarily attributable to the increase in our net loss incurred in the nine-months ended September 30, 2022 of $17.8 million, partially offset the impact of equity-based compensation of $2.1 million. The net change in our operating assets and liabilities was primarily due to increase in accrued expense and other current liabilities of $3.2 million, an increase in prepaid expenses and other current assets of $3.8 million, partially offset by a decreases in deposits and other assets of $1.4 million.

Net Cash Used in Investing Activities

The increase in cash used investing activities of $108.6 million was primarily attributable the purchases of marketable securities of $189.9 million in connection with the Company investing its excess cash, offset by $81.3 million of marketable security maturities.

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

We expect that our existing cash, cash equivalents, and marketable securities as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements through mid 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future operating and capital requirements will depend on many factors, including:

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

On April 27, 2022, we filed a shelf registration statement on Form S-3 (“Shelf”), with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on May 5, 2022. As of the date hereof, no sales have been made pursuant to the ATM Program.

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

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts typically, do not contain any minimum purchase commitments and are generally cancelable by us, typically upon prior notice of 30 days. Payments due upon cancelation typically consist only of payments for services provided and expenses incurred up to the date of cancelation.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the Securities Exchange Commission on March 17, 2022.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until (i) the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenues are $100.0 million or more during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.

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

Inflation generally affects us by increasing our costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our net losses were $54.7 million and $36.9 million for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $200.1 million as of September 30, 2022. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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
•
business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home under our permanently adopted hybrid work model, disruptions to or delays in ongoing laboratory experiments;
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

Certain of our current product candidates and any future product candidates have the potential to be administered in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, we plan to explore IK-930 in combination with epidermal growth factor receptor, or EGFR inhibitors, such as osimertinib, which is marketed by AstraZeneca, and in combination with mitogen-activated protein kinase, or MEK, inhibitors, in certain indications and we are currently evaluating IK-175 in combination with nivolumab, which is marketed by Bristol-Myers Squibb Company, or BMS. We are also currently conducting a Phase 1b clinical trial of IK-007 in combination with pembrolizumab, which is marketed by Merck. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates used in combination with EGFR inhibitors, such as osimertinib, MEK inhibitors, nivolumab, pembrolizumab, or other checkpoint inhibitor immunotherapies or other targeted therapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

In the event that BMS, Merck, AstraZeneca, or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing checkpoint inhibitor immunotherapies or other combination agents. Additionally, should the supply of products from any current or future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, operating results, stock price and prospects may be materially harmed.

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our lead targeted oncology product candidate, IK-930, is an oral, paralog-selective, small molecule inhibitor of the transcriptional enhanced associate domain, or TEAD, transcription factor in the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of all cancers and these genetic alterations are generally associated with poor clinical outcomes. The Hippo pathways is also associated with mechanisms of resistance to targeted therapeutics and could represent a larger population of patients. Additionally, we are currently evaluating IK-175 in a Phase 1 clinical trial in patients with solid tumors and intend to pursue development in patients with bladder cancer with activated AHR. AHR amplifications have been described in approximately 5% to 22% of bladder cancer patients. We are also developing IK-007 in a Phase 1b clinical trial in patients with MSS CRC. Patients with MSS CRC represent approximately 80% of all colorectal cancer patients, and these patients generally do not respond to approved checkpoint inhibitors. We also have programs evaluating multiple nodes in the RAS pathways. KRAS mutations in the RAS signaling pathway occur in approximately 26% of all cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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

We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. For example, in September 2021, an investigator-initiated trial (“IIT”) of IK-007 in combination with the chemotherapy agent eribulin was launched in metastatic inflammatory breast cancer led by Naoto Ueno, M.D., of the University of Texas MD Anderson Cancer Center.

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

Separately, in response to the COVID-19 pandemic, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including surveillance, bioresearch monitoring and pre-approval inspections. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension that lasted from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022, lasting through June 30, 2022. The 2% payment reduction resumed on July 1, 2022. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and future laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
•
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may eventually impact our business, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such heightened scrutiny resulted in several U.S. Congressional inquiries as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the Administration’s policy to: (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps, and, supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, they went into effect on November 30, 2020, and provide guidance for states to build and submit importation plans for drugs from Canada. Furthermore, on September 25, 2020, CMS stated that drugs imported by states under the Act would not be eligible for federal rebates under Section 1927 of the Social Security Act and, accordingly, manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. As these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development, or OECD) countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the MFN rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, both the Biden Administration and the U.S. Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

As of October 31, 2022, we had 78 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of September 30, 2022, we had federal and state net operating loss carryforwards of approximately $18.2 million and $5.3 million respectively, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our net operating losses or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates—The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

IKENA ONCOLOGY, INC.

Date: November 7, 2022	By:	/s/ Mark Manfredi
Mark Manfredi
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Jotin Marango
Jotin Marango
Chief Financial Officer and Head of Business Development (Principal Financial Officer and Principal Accounting Officer)