Form 10-K
period 2022-12-31
Ikena Oncology, Inc.
filed 2023-03-14
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2022 was $58.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 36,257,493.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Form 10-K.

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
•
We rely on third parties to conduct our Phase 1 clinical trials of IK-930 and IK-175 and expect to rely on third parties to conduct clinical trials for our other targeted oncology programs, including IK-595, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

The material and other risks summarized above should be read together with the text of the full risk factors below and with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as with other documents that we file with the United States Securities and Exchange Commission (“SEC”). If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above, or described in full below, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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

Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, bank failures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those under the caption “Risk Factors.”

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

PART I

ITEM 1. BUSINESS

Overview

We are a targeted oncology company developing precision medicines tailored to biomarker-defined patient groups with specific unmet needs. With our robust biomarker and translational approach, we aim to develop targeted treatments and define patient populations who are most likely to respond to treatment. Our current programs are across the Hippo pathway, RAS pathway, and key immune signaling pathways in the tumor-microenvironment (“TME”). Our approach in each of our programs is to target both cancer-driving targets and mechanisms of resistance to other targeted therapies. Our most advanced targeted oncology program, IK-930, is a paralog-selective inhibitor of the transcriptional enhanced associate domain (“TEAD”). The TEAD transcription factors execute the ultimate step in the Hippo signaling pathway, a known tumor suppressor pathway that also drives resistance to multiple targeted and chemo therapies. Our first program in the RAS pathways, IK-595, is designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. In addition, we are developing IK-175, an aryl hydrocarbon receptor (“AHR”) antagonist in collaboration with Bristol Myers Squibb. Our focus on patient-driven development allows us to research both known and novel targets, with a shared guiding principle of aiming to address the unmet needs of biomarker-defined patient populations. Since we commenced operations in 2016, we have advanced multiple product candidates into clinical development. In addition, we have a robust discovery engine and a portfolio of early stage targeted oncology programs. Across the entirety of our pipeline, shown below, we aim to utilize our depth of institutional knowledge and breadth of tools to efficiently develop the right drug using the right modality for the right patient.

Our most advanced targeted oncology product candidate, IK-930, is an oral, paralog-selective, small molecule inhibitor of TEAD, a transcription factor in the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of human cancers and is widely accepted as a prevalent driver of cancer pathogenesis and a mediator of poor outcomes for patients. In our ongoing first-in-human Phase 1 clinical trial, we are focusing on indications that provide the potential to achieve rapid proof-of-concept, such as NF2 deficient mesothelioma and solid tumors with YAP1 or TAZ gene fusions, including epithelioid hemangioendothelioma (“EHE”). Approximately 40% of mesothelioma patients are genetically deficient for the tumor suppressor NF2 and 100% of EHE patients have oncogenic YAP1 or TAZ gene fusions. In October 2021, our Investigational New Drug Application (“IND”) for IK-930 was cleared by the United States Food and Drug Administration (“FDA”) and we subsequently initiated a first-in-human Phase 1 clinical trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of IK-930 as a monotherapy in patients with advanced solid tumors with or without gene alterations in the Hippo pathway. The first patient was dosed in January 2022. IK-930 received orphan drug designation for the treatment of mesothelioma from the FDA in March 2022. In June 2022, IK-930 was granted fast track designation from the FDA for the treatment of unresectable NF2-deficient mesothelioma. In addition to the monotherapy approach, we plan to assess IK-930 in combination with other targeted therapies across several indications with multiple targeted therapies. Based on the role that the Hippo pathway plays in resistance to other targeted therapies, we believe that IK-930 may expand the patient populations that could benefit from therapies like EGFR inhibitors, KRAS inhibitors, and MEK inhibitors, among others. We have an established clinical collaboration with AstraZeneca for the evaluation of osimertinib in combination with IK-930 for patients with EGFR-mutant lung cancers as a cohort in the clinical program. Initial data from the monotherapy IK-930 clinical program is expected in the second half of 2023.

We nominated a development candidate in our RAS pathway program in November 2022. The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. We aim to target the pathway on multiple levels, including preventing known resistance mechanisms to achieve deep and sustained responses. Our first program in the space, IK-595, is designed to achieve novel inhibition of MEK-RAF by trapping MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. IK-595’s potential ability to complex CRAF, in particular, prevents a well-recognized signaling bypass mechanism that cancer cells employ to drive therapeutic resistance to other drugs in this class. In addition, trapping CRAF in an inactive complex prevents the kinase independent anti-apoptotic function in RAS and RAF mutant cancers, a mechanism that cannot be addressed with first generation MEK inhibitors or pan-RAF inhibitors. We are developing IK-595 as an oral therapy, with a half-life designed to enable a pharmacokinetic profile that we believe can be potentially superior to other pathway inhibitors, with the goal of optimizing the therapeutic window for patients. We plan to submit an IND to the FDA for IK-595 in the second half of 2023.

These two programs, IK-930 and IK-595, stemmed from our internal discovery engine, which continues its focus on discovering and developing novel targeted oncology programs. Our early research follows our philosophy of designing treatments for selected patient populations identified through the genetic make-up of their tumors and with the potential to expand the patient population that can benefit from targeted oncology through tackling mechanisms of therapeutic resistance. Our pipeline also includes our immune-signaling program targeting AHR with our novel inhibitor, IK-175. The ongoing Phase 1a/1b clinical trial is evaluating IK-175 as a monotherapy and in combination with nivolumab in patients with advanced or metastatic solid tumors, including urothelial carcinomas, for which current standard-of-care therapy is no longer effective or is intolerable. Initial clinical data from the program was presented in November 2022 at the Society for Immunotherapy of Cancer Annual Meeting. These initial data included a 40% disease control rate and 20% overall response rate in urothelial carcinoma patients who received IK-175 in combination with nivolumab, with the majority of combination patients experiencing reduction in their target lesions. The study is ongoing, and we plan to share updates from the program in 2023.

Our Strategy

We are dedicated to bringing next generation targeted oncology therapies to cancer patients. In order to achieve this goal, we will continue to rely on our deep understanding of complex biologic pathways, multi-modality drug discovery, structure-guided and computer-aided drug design, experience and skills in drugging novel and previously intractable targets, and robust biomarker-driven translational research informing clinical development. Our current pipeline consists of programs based entirely on internally discovered compounds from our robust research efforts. The key components of our current strategy are as follows:

•
Continue to advance IK-930 through clinical development as both a monotherapy and in combination with other targeted agents. We are developing IK-930, an oral, paralog-selective small molecule inhibitor of TEAD, to evaluate its potential to bring therapeutic benefit to patients. We plan to continue advancing the ongoing monotherapy Phase 1 clinical trial of IK-930 in tumors harboring genetic mutations in the Hippo signaling pathway. Our clinical development strategy is designed to achieve clinical proof-of-concept in genetically defined subsets of solid tumors where significant unmet medical need exists and to leverage the potential for fast-to-market opportunities in orphan indications. In addition, we plan to evaluate the combination of IK-930 with other targeted therapies to address therapeutic resistance, including EGFR inhibitors and inhibitors in the RAS pathway. The first of these planned combinations is supported by our clinical supply collaboration with AstraZeneca evaluating IK-930 impact on osimertinib resistance in EGFR mutated cancers.
•
Advance IK-595 to IND and the clinic. Our most recent development candidate, IK-595, is a dual MEK-RAF complex inhibitor designed to trap MEK and RAF in an inactive complex, thereby more completely inhibiting RAS signals than existing inhibitors. We plan to advance IK-595 rapidly towards the clinic to evaluate its potential best-in-class capabilities and differentiation for patients. IK-595 is being developed as an oral therapy, with a half-life designed to enable pharmacokinetic profile that we believe has the potential to lead to an optimal therapeutic window for patients relative to other agents in this class.
•
Continue to progress our research in both the Hippo pathway and RAS pathway towards identification of additional potential development candidates and furthering our leadership in the space. We have a robust discovery effort ongoing towards identifying opportunities for targeted oncology pipeline growth, including additional work within the Hippo and RAS pathways. This work, which resulted in IK-595’s selection as a development candidate, currently includes targeting multiple nodes in the RAS pathway. Our research team is also dedicated to generating additional data to further our knowledge in the both the RAS and Hippo spaces as our current programs continue to evolve and novel approaches to targeting the pathways emerge.

•
Continue advancing IK-175 by generating additional clinical data in urothelial carcinoma. IK-175 is being evaluated in a Phase 1 clinical trial as a monotherapy and in combination with nivolumab in urothelial carcinoma. In November 2022, we presented initial clinical data at the Society for Immunotherapy and Cancer Conference and showed encouraging anti-tumor activity. The study is ongoing and we plan to provide clinical updates in 2023. If Bristol Myers Squibb exercises their option to exclusively license IK-175, we would receive $50 million in opt-in fees, which would provide a meaningful source of non-dilutive capital. Additionally, we would be eligible to receive up to $450 million in clinical, regulatory, and commercial milestone payments and royalties on worldwide net sales.
•
Maximize the value of our pipeline through continued discovery efforts and growth; generate a pipeline of programs supported by robust translational research and designed for biomarker-defined patient populations. Our internal discovery engine has resulted in the three candidates we are currently advancing in clinical trials. As we seek to expand our targeted oncology pipeline and advance it through proof-of-concept clinical trials, we plan to continue building a fully integrated biotechnology company. As we grow, we plan to advance programs that fit with our philosophy of patient-focused development by identifying biomarker-defined populations with significant unmet need that can benefit from targeted therapeutics. We hold worldwide development and commercial rights to our targeted oncology programs, and we intend to continue to develop our capabilities in late-stage clinical development and commercialization to maximize the potential value of these programs. As we continue to build the Company, we remain open to partnering opportunities in which we can leverage our expertise in drug discovery and development that add value to the Company and our stakeholders.

Our Programs

Targeted Oncology Programs

Our targeted oncology discovery efforts include programs that target the Hippo and RAS pathways, emphasizing our philosophy of designing treatments tailored for specific patient populations identified through the genetic makeup of their tumors. Our pipeline is built on the Hippo and RAS oncosignaling network, where nodes are often connected through orthogonal mechanisms and compensatory pathways.

As a result of working within these interconnected signaling networks, our targeted oncology programs are designed to address multiple patient populations. First, they are designed to serve patient populations with genetically defined tumors by targeting mutations in the oncogenic pathways that drive their cancers. Second, they aim to address patient populations in which the target is involved in therapeutic resistance to other targeted therapies.

Nodes in the RAS network are intricately connected to each other and other orthogonal pathways, including Hippo

Hippo Pathway
NF2
MST1/2
LATS1/2
YAP1/TAZ
YAP1/TAZ
TEAD
RAS Pathway
RAS GDP
OFF
GRB2
SOS
SHP2
RAS GTP
ON
THERAPEUTIC RESISTANCE
RAF
MEK 1/2
ERK1/2
PI3K
AKT
mTOR

Hippo genetically-altered cancers and Hippo activated resistance

RASm cancers – one of the most common pathway with genetic alteration in cancers – potential benefit from monotherapies and combination therapies

IK-930, a TEAD inhibitor

IK-930 is an internally discovered, oral, paralog-selective, small molecule inhibitor of a TEAD transcription factor. TEAD functions as the ultimate step in the Hippo signal transduction pathway by driving expression of genes involved in cell proliferation and survival. TEAD consists of a family of four paralogs and IK-930 is designed to selectively inhibit one of these isoforms that we believe has the potential to achieve efficacy and balance potential kidney toxicity associated with TEAD inhibition. The Hippo pathway is widely accepted as a key and prevalent driver of cancer pathogenesis and is genetically altered in approximately 10% of all human cancers. Such genetic alterations are often associated with poor clinical outcomes. The involvement of the Hippo pathway in mechanisms of resistance to other targeted therapies has been well established; the pathway is implicated in resistance to EGFR inhibitors, MEK inhibitors, and others.

IK-930 is a novel inhibitor of TEAD that exploits a recently discovered and promising binding pocket on TEAD to enable the inhibitory effect upon the Hippo pathway. TEAD activity is dependent on binding of the fatty acid palmitate to a central lipid pocket.

IK-930 blocks palmitate from binding TEAD, thereby disrupting TEAD-dependent gene transcription. The mechanism of action of IK-930 is differentiated from historically unsuccessful attempts using either small molecules or cyclic peptides. Using structural biology-guided chemistry, we were able to generate novel TEAD inhibitor compounds across several chemical series directed to this binding pocket in TEAD and profile them using various in vitro and in vivo assays assessing potency, selectivity, tolerability, and antitumor activity. In addition, considering the potential on-target kidney toxicities associated with the Hippo pathway, it was important to design IK-930 to be paralog-selective in order to drive optimal antitumor activity, while significantly reducing the dose-limiting effects of kidney toxicity. By selecting IK-930 based upon these characteristics, we believe IK-930 has the potential to bring differentiated therapeutic benefit to patients with tumors harboring genetic mutations and alterations in the Hippo signaling pathway. Moreover, activation of the Hippo pathway confers resistance to certain targeted therapies, such as EGFR inhibitors and MEK inhibitors, which supports the potential for IK-930 to be combined with these therapies to overcome therapeutic resistance.

We are currently evaluating IK-930 in a first-in-human Phase 1 clinical trial as a monotherapy. The study aims to evaluate the safety and preliminary antitumor activity of IK-930 in Hippo-mutated cancers in orphan indications such as NF2-deficient malignant pleural mesothelioma and EHE, a rare type of vascular sarcoma. The FDA granted IK-930 both orphan and fast-track designation for the treatment mesothelioma in the first half of 2022. In addition, we plan to evaluate IK-930 in combination with multiple other targeted agents, with the aim of potentially addressing therapeutic resistance in more prevalent tumor indications characterized by genetic alterations. The first planned combination is IK-930 with osimertinib for patients with EGFR mutant non-small cell lung cancer (“NSCLC”). The Phase 1 clinical trial is currently advancing in monotherapy dose escalation as expected, with multiple dose cohorts cleared.

Role of the Hippo pathway and TEAD in oncology

The Hippo pathway is a highly conserved developmental signaling pathway that modulates the regulation of multiple biological processes, including cell proliferation, survival, differentiation, organ size, and tissue homeostasis. Dysregulation of the Hippo pathway is associated with the induction of hyperproliferation, cellular invasion, metastasis, cancer cell maintenance, and therapeutic resistance, and has been linked to other pro-tumorigenic activities, such as activation of regulatory T cells.

The Hippo signaling cascade begins with NF2, a gene that encodes the scaffold protein merlin, which links multiple extracellular cues to an intracellular signaling cascade. Merlin activates the kinases MST1 and MST2 (“MST1/2”) which subsequently phosphorylate and activate the kinases LATS1 and LATS2 (“LATS1/2”). LATS1/2 phosphorylates two key transcriptional coactivators of TEAD: YAP1 and TAZ. When phosphorylated, YAP1 and TAZ are sequestered to the cytoplasm where they are targeted for proteasome-mediated degradation. When the upstream portion of the signaling cascade is inactivated through normal regulation or through inactivating mutations, YAP1 and TAZ are not phosphorylated and can shuttle into the nucleus. Once inside the nucleus, YAP1 and TAZ bind TEAD to enable the transcription of TEAD target genes.

The Hippo Pathway

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

Two Clinical Strategies for IK-930 to Address Multiple Cancer Patient Populations

1. GENETIC ALTERATIONS
NF2
MST1/2
LATS1/2
YAP1/TAZ
YAP1/TAZ
TEAD
TEAD DEPENDENT TRANSCRIPTION
TUMOR GROWTH
KRAS
BRAF
CDK 4/6
MEK
EGFR
ALK
2. THERAPEUTIC RESISTANCE

1. **GENETIC ALTERATIONS**: Treat patients with genetic alterations in the Hippo pathway with **IK-930 MONOTHERAPY**. The Hippo pathway is genetically altered in approximately 10% of all human cancers, including 40% of malignant mesothelioma patients and 100% of EHE patients

2. **THERAPEUTIC RESISTANCE**: **COMBINE IK-930** with other targeted therapies. Resistance to multiple targeted therapies and tumor recurrence can be linked to YAP/TEAD activation

The monotherapy and combination approaches represent two distinct therapeutic strategies. Genetic alterations in the Hippo pathway that drive primary cancers provide a potential opportunity for IK-930 as a monotherapy. Separately, the role of the pathway in therapeutic resistance could open a wide range of patient populations that could benefit from IK-930, including EGFR mutant and KRAS mutant cancers.

Epidemiology of Hippo pathway driven cancers; monotherapy strategy

Published literature suggests that approximately 10% of all solid tumors present with dysregulated Hippo pathway and subsequent activation of TEAD, representing the populations that could potentially benefit from a monotherapy approach with IK-930. Dysregulation can occur at multiple nodes within the pathway. For example, the tumor suppressor gene NF2 can undergo inactivating mutations or YAP1 and TAZ can undergo gene fusion or amplification. These genetic alterations lead to tumor formation in mouse models and therefore are believed to be genetic drivers of cancer.

Based on available epidemiological data, we estimate that approximately 125,000 newly diagnosed cancer patients annually within the United States have tumors which harbor genetic alterations in the Hippo pathway, based on the incidence of cancers with YAP1 and TAZ gene amplification or fusion, as well as NF2 loss.

The figure below illustrates the incidence of individuals with newly diagnosed cancers that harbor Hippo pathway genetic alterations in the United States on an annual basis.

Incidence of Hippo Pathway Genetic Alterations

Genetic alterations in the Hippo pathway are present in diverse cancer types but there are certain cancers, including more prevalent indications, such as lung squamous cell carcinoma, and rarer indications, such as mesothelioma and sarcoma, which are reported to have a particularly high incidence of genetic alterations in the Hippo pathway, where alterations are considered to drive tumor formation and growth, and are associated with a poor patient prognosis:

•
Loss of function mutations in NF2 are found in approximately 40% of cases of malignant mesothelioma and are associated with poor prognosis, including a significantly shorter progression free survival and overall survival. IK-930 has orphan designation for the treatment of mesothelioma.
•
All cases of EHE a form of soft tissue sarcomas have YAP1 and TAZ gene fusions, where 90% of patients have TAZ-CAMTA1 fusions and the remaining 10% have YAP1-TFE3 fusions, which are directly linked to the etiology of these cancers. The disease is defined by the presence of one of these alterations.
•
Meningiomas also exhibit a high frequency of NF2 deficiency accounting for approximately one-third of primary central nervous system (“CNS”) tumors.
•
Other solid tumors have exhibited Hippo pathways alteration, including in squamous lung cancer, where YAP1 and TAZ amplifications are found in approximately 6% and 29%, respectively, based on internal analysis of The Cancer Genome Atlas (“TCGA”) using the Genome Data Commons and cBioportal tools.

As part of our translational strategy, we have conducted bioinformatics analyses of the genomic and transcription profiles of cancer patients, broadening our understanding of the pathway's role in certain cancers, and supporting our indication selection and clinical development plan.

Results of Genetic Analysis of Indications with Hippo Alterations

We conducted genetic (top image) and transcriptional analysis (bottom image) of Hippo pathway dependency that identified a common subset of cancers. The data show the results from the genetic analysis of Hippo pathway alterations and the transcription analysis of YAP/TAZ activation. The overlapping cancer types present as indications with high potential for impact through Hippo pathway inhibition. For example, mesothelioma, head and neck squamous cell carcinoma, cholangiocarcinoma, and non-small cell lung cancers demonstrate high frequencies of Hippo pathway alterations as well as high YAP/TAZ activity scores.

Results of Transcriptional Analysis of YAP/TAZ Activity Scores

Hippo-implicated mechanisms of therapeutic resistance; combination strategy

Beyond the role of certain Hippo pathway alterations in driving cancer, several pathway components are known to drive resistance to targeted therapies such as EGFR inhibitors, including osimertinib. Approximately 30% of patients with NSCLC will have EGFR mutations. Osimertinib (Tagrisso™) is an EGFR inhibitor approved for the first-line treatment of patients with NSCLC whose tumors have certain EGFR mutations. Despite the robust clinical activity exerted by osimertinib, patients often develop resistance to this treatment, which poses a significant challenge due to the scarcity of post-osimertinib pharmacological options available to date. A 2019 publication (Leonetti, et al., Br J Cancer, 2019) on EGFR resistance, reported a lack of actionable mutations for 40-50% of first-line osimertinib resistance patients. This is a population in which the Hippo pathway may be conferring resistance.

Resistance Mechanisms to First Line Osimertinib

Leonetti, et al., Br J Cancer, 2019

We believe this population represents a substantial opportunity for TEAD inhibitors. Published data (Lee, et al., BBRC, 2016) from patient tumor samples shows that, upon acquired resistance to EGFR inhibitors, there is an increase in nuclear YAP1 in tumors as compared to tumors collected prior to EGFR inhibitor treatment. In EGFR mutant lung cancer cell lines in vitro, the increase in nuclear YAP1 was observed to lead to increased TEAD activity as measured by higher levels of TEAD gene transcription.

Lee, et al., BBRC, 2016

In EGFR mutant lung cancer cell lines in vitro, osimertinib leads to increased nuclear YAP1 and activation of TEAD dependent gene expression which can be inhibited by IK-930. In addition, IK-930 combined with osimertinib significantly increased the incidence of apoptosis in vitro and anti-tumor activity in mouse xenograft studies in EGFR mutant lung cancer cells. These data suggest that the addition of a TEAD inhibitor to an EGFR inhibitor regimen in patients with EGFR resistant tumors may be able to overcome therapeutic resistance to EGFR inhibition. In addition to EGFR resistance, additional information is emerging from newly marketed and later stage clinical development targeted oncology programs, including suggested resistance to MEK inhibitors. We have generated preclinical data supporting our belief of the clinical opportunity to treat patients with multiple types of genetically-defined tumors and tumors with resistance to other targeted therapies with IK-930.

Disease Overview

The epidemiology findings in mesothelioma, EHE, soft tissue sarcomas, as well as other solid tumors, including meningioma, point to the critical role of the Hippo pathway in tumor formation. In addition to the strong biological rationale for pursuing development of IK-930 in these cancers, we believe that these are areas of high unmet medical need in which IK-930 has the potential to provide meaningful clinical benefit to patients.

Monotherapy Opportunities

•
Malignant mesothelioma is a rare cancer in the tissue lining the lungs and is a very aggressive cancer with a poor prognosis. After initial diagnosis, patients are reported to have a median life expectancy of 15 months. Approximately 3,000 people in the United States are diagnosed with mesothelioma each year. On average, about 2,500 mesothelioma-related deaths occur in the United States each year. There are few effective treatment options for advanced unresectable malignant mesothelioma and to date only two treatments have been approved by the FDA for the treatment of this condition. The combination of cisplatin and pemetrexed was the first systemic treatment approved by the FDA in 2004, followed only by the May 2020 FDA approval of nivolumab in combination with ipilimumab. Even with this newly approved treatment, the median overall survival of these patients is 18 months, with most of the patients eventually progressing and dying from their disease. IK-930 has orphan designation for the treatment of mesothelioma. Approximately 40% of malignant mesothelioma patients are associated with NF2 deficiency and this genetic alteration has been described to contribute to asbestos-induced mesotheliomagenesis in animal models, showing that NF2 drives the malignant behavior of this subset of mesothelioma cases.
•
In addition to mesothelioma, meningioma also has high frequency of NF2 deficiency. Meningioma is the most common CNS tumor, accounting for approximately one-third of primary CNS tumors. Surgery and/or radiation therapy (“RT”) constitute the initial therapeutic approach for meningiomas. Furthermore, surgery and/or RT can control disease in some patients with recurrence. Unfortunately, despite the appropriate use of surgery and RT for initial disease management and management of recurrent disease, there is a subset of patients in whom disease cannot be controlled with local approaches. Experience with systemic treatments is limited and although several agents have been studied, none have an established role in prolonging progression-free survival or overall survival. The outcome of this subset of patients with persistent or recurrent meningiomas continue to be poor, underscoring the substantial need for new therapies.
•
Soft tissue sarcomas (“STS”) represent a rare and heterogeneous group of solid tumors derived from mesenchymal progenitor cells and characterized by a variety of genetic alterations. Recent molecular and genetic studies in large cohorts of STS cases have demonstrated an essential role of YAP1/TAZ in sarcomagenesis, implying that a YAP1/TAZ directed therapeutic approach could represent a rational strategy in a selected subgroup of these tumors. STS account for 1% of all adult malignancies. While the clinical outcome of these diseases has improved in the last decade with the use of anthracycline-based chemotherapy and the introduction of novel therapies targeting different cell pathways and the use of immune checkpoints, the prognosis for a significant subgroup of patients with STS is still poor and there is an unmet medical need for these patients. For these reasons, the identification of novel molecular targets is important in these rare malignancies. Recent studies in a large cohort of STS tumors showed that myxoid liposarcomas, synovial sarcomas and angiosarcomas, in addition to EHE, expressed the highest levels of YAP1/TAZ gene expression, potentially driving tumorigenesis in these subsets of STS.
•
EHE is a rare STS that grows from the cells that make up the lining of blood vessels with an incidence of one case per million people in which 100% of the cases harbor genetic alterations of Hippo pathway with approximately 90% of the cases harboring a genetic fusion between TAZ and CAMTA1(“TAZ-CAMTA1”) and the other 10% of cases harboring a genetic fusion between YAP1 and TFE3 (“YAP1-TFE3”). This cancer can occur anywhere in the body with the most common sites being the liver, lungs, and bone. It usually occurs in people between 30 and 50 years of age but can occur in young children and older people. Surgery and radiotherapy have been used as treatment for localized disease and several interventions have been used with palliative intent in the recurrent or metastatic cases, including steroids, interferon, and others, but there is currently no specific targeted therapy approved for the treatment of advanced EHE.

Combination Therapy Opportunities

•
Despite the successful expansion of personalized oncology using targeted therapies to selectively treat patients with specific mutations in key oncogenic drivers, intrinsic and acquired resistance to targeted agents is a growing clinical problem. Activation of YAP1/TAZ has been associated with the development of resistance to various targeted agents, including in EGFR mutant NSCLC, and in KRAS mutant tumors such as pancreatic carcinoma, CRC, and NSCLC. In EGFR mutant NSCLC, the successful early use of 3rd generation anti-EGFR inhibitors has improved the clinical outcome for these patients in not only in first line metastatic disease, but also early disease, and has become a new therapeutic paradigm for this patient population. However, the most efficient approach to managing emerging resistance to early use of 3rd generation EGFR inhibitors remains to be determined.

Our Solution, IK-930

IK-930 is an oral, paralog-selective, small molecule inhibitor of TEAD that binds to a recently discovered lipid binding pocket on TEAD itself. TEAD activity is dependent on binding of the fatty acid palmitate to a central lipid pocket. IK-930 blocks palmitate from binding TEAD, thereby disrupting TEAD-dependent gene transcription. The mechanism of action of IK-930 is differentiated from historically unsuccessful attempts in targeting the pathway. We believe that targeting the lipid binding pocket of TEAD has the potential to yield more potent and selective molecules as compared to these historical attempts.

We are currently conducting a Phase 1 clinical trial of IK-930 in multiple tumor types, including cancers with high frequencies of Hippo pathway alterations. In addition to primary cancers linked to the pathway we plan to evaluate combinations with IK-930 in patients with the potential for acquired resistance to other targeted therapies, the first of which will explore IK-930 in combination with osimertinib. We expect to share initial clinical data from the monotherapy program in the second half of 2023.

We have generated a robust preclinical dataset supporting IK-930 as a potential monotherapy solution for Hippo altered cancers and in combination to combat therapeutic resistance. In addition, our in-depth translational work coupled with our clinical development strategy positions us to select patients most likely to benefit from TEAD inhibition.

Based on our preclinical studies, we believe IK-930 is a potent, well tolerated, and selective TEAD inhibitor with favorable pharmacologic properties. The pharmacological properties we have observed have aided in determining our dose-escalation strategy in our clinical program.

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

Inhibition of TEAD by IK-930 blocks TEAD-Dependent Transcription and Proliferation in H226 Cells Containing an NF2 Mutation

The ability of IK-930 to selectively inhibit proliferation in Hippo pathway mutated cells was demonstrated in the H28 mesothelioma cell line, which does not have any Hippo pathway mutations. This cell line is insensitive to IK-930. However, knockdown of NF2 using CAS9-CRISPR converts H28 into an IK-930 sensitive tumor.

The figure below illustrates IK-930 blocking the proliferation of cells with NF2 loss but not in cells with normal NF2.

IK-930 Blocks Proliferation in Cells with NF2 Loss but Not in Cells with Normal NF2

The ability of IK-930 to specifically inhibit TEAD mediated transcription was also demonstrated in the NF2 mutant (TEAD active) H226 mesothelioma cell line. Cells were treated in triplicates with IK-930 or DMSO control for 24 hours, then, RNA was extracted and sequenced. The expression levels of six TEAD target genes were compared between DMSO and IK-930 as represented in the heatmap below. IK-930 resulted in lower level of TEAD-target gene expression (green) compared to DMSO (red) consistent with inhibition of TEAD activity.

We developed the six gene TEAD signature shown on the heatmap below through a combination of literature curation and experimental characterization using proprietary datasets from RNA sequencing experiments in mesothelioma, NSCLC, and HNSCC cell lines and mouse xenografts mesothelioma treated with DMSO control or IK-930.

Robust Inhibition of TEAD Target Gene Expression

We conducted multiple studies evaluating IK-930 in preclinical animal models. We observed IK-930 exhibited antitumor activity in three in vivo xenografts models with different genetic alterations leading to constitutively active TEAD transcription status: NCI-H226 (NF2 deficient mesothelioma), MSTO2H11(LATS1/LATS2 mutant mesothelioma) and Detroit 562 (YAP1 amplified head and neck cancer). These studies were conducted utilizing 6-8 animals per group and in all models IK-930 dosed animals experienced increased tumor growth inhibition compared to vehicle. These studies demonstrated IK-930 antitumor activity in tumors driven by Hippo pathway signaling (constitutive TEAD activity).

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

We also conducted studies to evaluate the mechanism by which IK-930 can prevent the expansion of EGFR inhibition tolerant persister cells. These data demonstrate the potential for the combination of IK-930 with osimertinib to delay emergence of resistance to EGFR inhibition, and may further impact the residual disease state prolonging the duration of osimertinib clinical benefit.

Upon high dose osimertinib treatment, most EGFR mutant PC9 cells experienced apoptosis; however, a small subset of drug-tolerant cells, called persisters, were able to survive and continue to proliferate in the chronic presence of osimertinib. The addition of IK-930, concurrently with osimertinib, or after the emergence of the osimertinib-tolerant persister population, led to a clear reduction in the number of persister cells. These data demonstrate IK-930 treatment effectively prevented the survival and expansion of osimertinib-tolerant persister cells. This highlights IK-930’s potential as a combination agent in preventing and reversing therapeutic resistance.

Persister Cell Emergence Mechanism

PC9 cells
EGFR (pGlu746_Ala75-del)
Cell cycle arrest and cell death
Persister cell expansion leading to therapeutic resistance
Emergence of persister cell
Osimertinib
acute
Osimertinib
long term
Emergence of persister cell
Attentuation of persister cell expansion with TEAD inhibition
Osimertinib + IK-930
acute
Osimertinib + IK-930
long term
Live Cell
Dead Cell

IK-930 + Osi Combined Prevented Emergence of Persisters

IK-930 Addition after Persister Emergence Attenuated Expansion

In addition to these data that highlight the clinical opportunity to treat EGFR resistant patients with IK-930, we observed in vitro that inhibitors of EGFR promote YAP1 nuclear localization in EGFR mutant NSCLC cells, which led to an induction of TEAD-dependent gene expression. We observed that IK-930 was able to suppress osimertinib-induced TEAD-dependent gene expression and to significantly enhance apoptosis when combined with osimertinib in EGFR mutant tumors grown in vitro. In addition, we observed significantly enhanced antitumor activity when IK-930 was combined with osimertinib in multiple EGFR mutant tumors grown in vivo. For example, in the H1975 EGFR mutant lung cancer xenograft mouse model, there was meaningful tumor growth inhibition in the group treated with IK-930 in combination with osimertinib, as well as complete regressions in the group treated with IK-930 in combination with osimertinib and trametinib, a MEK inhibitor, supporting that shutting down the mitogen-activated protein kinase (“MAPK”) survival pathway further leads to antitumor activity.

The figure below illustrates in vitro apoptosis (left) and in vivo antitumor activity (right) in EGFR mutant lung cancer models treated with osimertinib, IK-930, or the combination.

IK-930 in EGFR Mutant Lung Cancer

A clinical supply collaboration with AstraZeneca is in place for osimertinib for evaluation in combination with IK-930 for patients with EGFR mutant NSCLC in our ongoing Phase 1 clinical trial, assessing IK-930’s impact on EGFR resistance.

We also conducted studies in several tumor models of KRAS-mutant cancers assessing the combination of IK-930 with trametinib. RAS-mutant cancer patients with resistance to MEK inhibitors could represent additional patient populations that could benefit from IK-930 combination therapy. There are multiple MEK inhibitors available and in development, including our own dual MEK-RAF inhibitor, IK-595. These studies were conducted with one of the most widely used approved MEK inhibitors, trametinib. In two models of KRAS G13D mutant cancers, HCT116 and LoVo, IK-930 combined with trametinib demonstrated more robust anti-tumor activity than either single agent alone.

IK-930 Combination with Trametinib in two KRAS G13D CRC Models

In a mouse model of KRAS G12S mutant cancers, A549, a combination of IK-930 with trametinib, showed significant impact on tumor inhibition.

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

IK-930 clinical development strategy

Given the broad role of the Hippo signaling pathway on tumor biology and cancer progression, our development plan for IK-930 monotherapy is focused on biomarker selected patient populations based on NF2 loss, and/or YAP1 and TAZ gene fusion in patients with solid tumors. We plan to utilize a comprehensive clinical development strategy focused on genetically defined patient populations targeting orphan disease indications of high unmet medical need.

Our ongoing Phase 1 clinical trial of IK-930 is exploring IK-930 as a monotherapy and is currently in dose escalation. The initial monotherapy arm of the trial is evaluating the safety and activity of IK-930 in rare and orphan tumors associated with specific genetic alterations such as NF2 loss. The clinical trial is designed to determine the maximum tolerated dose and the recommended Phase 2 dose as illustrated in the figure below. Currently, we are enrolling the monotherapy dose escalation cohorts with patients with tumors known to have high incidence of Hippo pathway alterations and are advancing as expected, with multiple dose cohorts cleared.

The monotherapy dose expansion is planned to include multiple cohorts and select patients prospectively based on specific Hippo genetic alterations, such as NF2 loss and/or YAP1 and TAZ gene fusion.

Phase 1 Clinical Trial of IK-930; Monotherapy Clinical Trial Design

Combination cohorts of other targeted therapies with IK-930 present additional development opportunities, including the cohort in combination with osimertinib for patients with EGFR mutant NSCLC to assess IK-930’s impact on therapeutic resistance to EGFR inhibition. This strategy is based on a distinct non-genetic mechanism from the monotherapy approach in genetically altered cancers. In addition to EGFR mutant cancers, there are multiple potential therapeutic combinations, including MEK inhibitors in patients with RAS mutant cancers, that we are considering.

Phase 1 Clinical Trial of IK-930; Combination Therapy Clinical Trial Design

Initial clinical data from the monotherapy dose escalation cohorts is expected in the second half of 2023.

IK-595, a dual MEK-RAF inhibitor

Targeting in the RAS pathway and MEK inhibition in cancer

The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. Ten of the twenty most common cancers worldwide are associated with RAS pathway mutations, representing a major unmet need for new and innovative approaches in the pathway.

10 of the 20 Most Common Cancers Worldwide are Associated with RAS Pathway Mutations

Pancreatic Ductal Adenocarcinoma
Colorectal Adenocarcinoma
Multiple Myeloma
Lung Adenocarcinoma
Skin Cutaneous Melanoma
Uterine Corpus Endometroid Sarcoma
Uterine Carcinosarcoma
Thyroid Carcinoma
Acute Myeloid Leukemia
Bladder Urothelial Carcinoma
Gastric Adenocarcinoma
Cervical Adenocarcinoma
Head and Neck Squamous Cell Carcinoma
Diffuse Large B Cell Lymphoma
0
20
40
60
80
100
Frequency of RAS Mutation[2]
Top 20 Cancer
%KRAS
%NRAS
%HRAS

Cox. Nature Reviews Drug Discovery (2014); World Cancer Research Fund International

We aim to target the RAS pathway on multiple levels, including preventing known resistance mechanisms, to achieve deep and sustained responses. Our most recent development candidate and first in the RAS pathway, IK-595, is a dual MEK-RAF inhibitor that is designed to trap MEK and RAF in an inactive complex. The RAS-RAF-MEK-ERK cascade MAPK pathway regulates cell proliferation, differentiation, and survival. Activating mutations in this pathway are known to drive tumorigenesis in a large number of patient populations. Targeting MEK and RAF has the potential to impact patients across a plethora of indications, including RAS and RAF-altered cancers, both in targeting genetic mutations and in targeting escape mechanisms from other targeted therapies, potentially prolonging duration of response for patients.

Existing drugs targeting MEK, classified as kinase inhibitors, are limited by insufficient pathway inhibition and narrow therapeutic window, and are only currently addressing BRAF type I mutant cancer patients and NF1 mutant neurofibroma patients. One of the well-known mechanisms of resistance to existing MEK inhibitors in RAS mutant populations is through CRAF bypass, the reactivation of CRAF through ERK mediated negative feedback control. More recently, CRAF function independent of its kinase activity has also been reported to drive tumor growth, a function that is not addressable through kinase inhibitors, including selective or pan-RAF inhibitors. We believe these two important CRAF roles in tumorigenesis and therapeutic resistance are significant factors in why existing MEK inhibitors, including the four FDA approved therapies, are insufficient for serving the large patient populations with RAS or RAF gene alterations.

MEK's role in driving ERK-mediated tumor growth
RASm
A/B-RAF
CRAF
CRAF
(kinase-independent)
MEK
1/2
ERK
1/2

First gen MEK inhibitors trigger CRAF mediated pathway reactivation
RASm
A/B-RAF
CRAF
CRAF
MEK
1/2
CRAF bypass
1st gen
MEKi
ERK
1/2

In addition to the approved MEK inhibitors, there are several in development. In many of our preclinical studies, we compared IK-595 to both approved MEK inhibitors and other experimental MEK inhibitors, including avutometinib (“VS-6766”), Verastem’s clinical-stage MEK-RAF inhibitor, as a representative of the class of competitor molecules in development. We believe IK-595 has advantages over the class of MEK inhibitors as it could provide broader, more durable antitumor activity and a better therapeutic window for patients.

Our Solution, IK-595

IK-595 is a potent, oral, small molecule MEK-RAF complex inhibitor that is designed to more comprehensively inhibit MAPK signaling than existing treatments, while achieving a broader therapeutic window for patients. Through its ability to stabilize MEK-RAF interaction, including CRAF, IK-595 aims to prevent both CRAF bypass and kinase-independent CRAF activity.

IK-595 is designed to trap MEK & RAF in an inactive complex to prevent CRAF bypass and kinase-independent CRAF function

RASm
A/B-RAF
CRAF
IK-595
MEK 1/2
CRAF
IK-595
MEK 1/2

IK-595 is being developed as an oral therapy, with mechanistic differentiation and a pharmacokinetic profile potentially superior to available inhibitors and those in development, with the potential for an improved therapeutic window for patients. We plan to submit an IND for IK-595 to the FDA in the second half of 2023.

We have generated a robust preclinical dataset supporting IK-595 as a potentially durable therapeutic solution for multiple cancer types linked to the RAS pathway, expanding the potential populations that could benefit from existing MEK inhibitors. These studies demonstrate and include:

•
Potent inhibition capabilities of IK-595 through multiple biochemical and cellular potency assays
•
IK-595 ability to stabilize MEK and RAF, including CRAF, which we believe is key to differentiation in the class;
•
IK-595 inhibition of phosphorylation, and thus subsequent activation, of MEK and ERK (pMEK and pERK)
•
Durability of the inhibition of pERK, and downstream target gene expression
•
IK-595 preclinical efficacy in RAS and RAF altered cancer cell lines
•
Potential synergy of IK-595 in combination with other targeted therapies in vitro, including in combination with KRAS G12C inhibitors, EGFR, PI3K, SHP2, and SOS1 inhibitors
•
Projected pharmacokinetics and pharmacodynamics of IK-595, which has been designed to have shorter half life in humans to allow for potentially differentiated dosing strategies

IK-595 demonstrated high potency in a variety of biochemical and cellular assays. IK-595 biochemically inhibits unphosphorylated MEK (uMEK). Additionally, in AsPC-1 cells, IK-595 potently blocks cell proliferation and the phosphorylation of ERK and MEK.

We measured IK-595’s effect on the MEK-CRAF interaction in KRAS mutant cancer cells (HCT-116). Western blot quantification of the MEK immunoprecipitates from HCT116 cells illustrates that IK-595 strongly increased the association of endogenous MEK and CRAF proteins, whereas trametinib decreased the MEK-CRAF interaction, and trametiglue had no effect. VS-6766 also increased MEK-CRAF association, but to a significantly less extent. These data indicate that IK-595 is differentiated from other MEK inhibitors in its potential to stabilize the MEK-CRAF complex.

A similar data trend was seen with MEK-BRAF association. These data indicate that IK-595 is differentiated from other MEK inhibitors in its ability to stabilize the MEK-CRAF in a completely inactive complex.

The effect of IK-595 on MEK phosphorylation was measured in KRAS mutant AsPC1 cells, using a Mesoscale Discovery (“MSD”) kit detecting total and phosphorylated MEK. In AsPC-1 cells after 4 hours of treatment, IK-595 potently inhibited MEK phosphorylation with an IC50 of 0.6 nM, while VS-6766 was more than 10 fold less potent with an IC50 of 7 nM. Trametinib had little effect on MEK phosphorylation.

In vitro MEK Phosphorylation (AsPC-1 cells)
0.4
0.3
0.2
0.1
0.0
pMEK to tMEK Ratio
Trametinib
VS-6766
IK-595
0.01
0.1
1
10
100
1000
10000
Dose (nM)

We assessed levels of phosphorylated and total MEK following 4- and 48-hours of treatment of HCT-116 cells with IK-595 compared to seven other MEK inhibitors, displayed below by Western blot analysis. IK-595 was observed to completely block phosphorylation of MEK at both 4 and 48 hours. VS-6766 and trametiglue were also observed to block the phosphorylation of MEK at both 4 and 48 hours. Trametinib had minimal or no effect on MEK phosphorylation at either timepoint, whereas 1st generation MEK inhibitors, namely mirdametinib, binimetinib, selumetinib, and cobimetinib, significantly increased MEK phosphorylation at both 4 and 48 hours. This suggests that IK-595 not only inhibits MEK protein, but also induces an inactive conformation of MEK-RAF protein complex to block RAF mediated MEK phosphorylation and activation.

We measured the ability of IK-595 to inhibit ERK phosphorylation as compared to trametinib and VS-6766 through multiple studies. Levels of phosphorylated and total ERK following the treatment of KRAS mutant AsPC-1 and NCI-H2122 cells as well as CRAF amplified 5637 cells for up to 72 hours with IK-595, trametinib, or VS-6766 were determined by Western blot analysis. IK-595 inhibited ERK phosphorylation for up to 48-72 hours, whereas a rebound in ERK phosphorylation was observed in trametinib and VS-6766 at as early as 12 hours. These data support our belief that IK-595 can achieve more durable inhibition than existing and competitor MEK inhibitors.

AsPC-1: KRAS G12D Pancreatic Model

Normalized pERK to tERK Ratio
0.5
0.4
0.3
0.2
0.1
0.0
1
10
100
Time (Hours)
Trametinib
VS-6766
IK-595

NCI-H2122: KRAS G12C Lung Tumor Model

Normalized pERK to tERK Ratio
0.5
0.4
0.3
0.2
0.1
0.0
1
10
100
Time (Hours)

5637: CRAF Amplified Bladder Tumor Model

Normalized pERK to tERK Ratio
0.5
0.4
0.3
0.2
0.1
0.0
1
10
100
Time (Hours)

The antitumor activity of IK-595 was evaluated in vivo in multiple xenografts models, four of which are shown below having different RAS/MAPK alterations: AsPC-1 (KRAS G12D pancreatic); NCI-H2122 (KRAS G12C non-small cell lung cancer), 5637 (CRAF amplified bladder cancer) and OCI-AML-3 (NRAS Q61L acute myeloid leukemia model that is resistant to standard of care, venetolax). These studies were conducted utilizing 8-10 animals per group. Animals were dosed daily and tumors were measured twice weekly. These studies demonstrated IK-595’s robust antitumor activity in tumors driven by alterations in the RAS/MAPK pathway. Similar activity was demonstrated in the AsPC-1 model when IK-595 was dosed intermittently at 6 mg/kg every other day (QOD). In addition, in all models, body weight of the mice was maintained similarly to that of the vehicle group.

AsPC-1: KRAS G12D Pancreatic Model
Vehicle
IK-595 3 mg/kg
Tumor volume (mm3)
Days of Treatment
NCI-H2122: KRAS G12C Lung Tumor Model
Vehicle
IK-595 3 mg/kg
Tumor volume (mm3)
Days of Treatment
5637: CRAF Amplified Bladder Tumor Model
Vehicle
IK-595 3 mg/kg
Tumor volume (mm3)
Days of Treatment
OCI-AML-3:NRAS Q61L Acute Myeloid Leukemia
Vehicle
Venetoclax 100 mg/kg
IK-595 3 mg/kg
Tumor volume (mm3)
Days of Treatment

We measured the synergy of IK-595 with multiple potential combination agents. For each agent, we assessed the synergy of IK-595 in combination with the given agent in multiple cell lines, measure cell viability and calculated Loewe sum of synergy scores. IK-595 demonstrated significantly higher synergy score with AMG510 (sotorasib), a KRAS-G12C inhibitor, over trametinib and VS-6766. Additionally, IK-595 showed significant synergy with other KRAS-G12C inhibitors (adagrasib), as well as P13K, EGFR, SOS1, and SHP2 inhibitors.

IK-595 Synergy with KRAS-G12C Inhibitors

IK-595 Synergy with Multiple Potential Combination Agents

A key consideration for next generation MEK inhibitors is to broaden the therapeutic window that allows for deep inhibition and anti-proliferation effect in cancer cells but give normal cells sufficient breaks in pathway inhibition to minimize toxic side-effects. In order to optimize for tolerability, trametinib and VS-6766’s clinical dosing regimens are designed to accommodate their very long half-lives in humans (trametinib 72-120 hours and VS-6766 60-100 hours). Because of this, clinical doses of trametinib and VS-6766 cannot reach concentrations above IC75 for pERK inhibition as assessed in KRAS mutant cancer cells, or below IC50 through the entire treatment duration, leading to insufficient antitumor efficacy and poor tolerability. We believe the predicted shorter human half life of IK-595 will allow for flexibility in dosing schedules and enable transient concentrations above IC90 and recovery in normal tissues during periods of low exposure, providing an advantageous therapeutic window for patients.

Trametinib and VS-6766 Pharmacokinetics Based on Actual Clinical Dosing

IK-595 Projected Dosing and Pharmacokinetics (Model Only)

These data combine to support our efforts to advance IK-595 for the treatment of multiple types of RAS and RAF altered cancers. We believe they also demonstrate IK-595’s competitive advantages over existing MEK inhibitors and others in development, including ability to trap CRAF in an inactive complex with MEK to avoid CRAF bypass and kinase-independent activity resulting in durable inhibition of the targets, as well as an improved therapeutic window.

IK-595 translational and clinical development strategy

In planning for clinical development, we have assessed the sensitivity profile of IK-595 in a large number of cancer cell lines harboring different RAS and RAF gene alterations. We plan to initially conduct our clinical program in indications with high prevalence of mutations that demonstrate higher sensitivity to IK-595 and have potential reliance on CRAF function. The ability of IK-595 to inhibit cell proliferation was evaluated by a 5-day cell titer glo (“CTG”) assay in ~250 cell lines with genetic alterations that included KRAS, NRAS, BRAF, CRAF alterations, EGFR, PIK3CA, and PTEN mutations. Area under the curve (“AUC”) of percent inhibition dose response curves were graphed. IK-595 demonstrated increased sensitivity in NRAS and KRAS mutant as well as CRAF altered cell lines compared to RAS wild-type cell lines.

Our clinical development plan includes the identification and selection of novel indications that show unique sensitivity to IK-595 and may be less explored by other inhibitors in the RAS pathway. In addition to our assessment of IK-595 as a monotherapy in RAS and RAF altered cancers, we are developing a combination strategy that leverages our own pipeline and expertise, as well as partnerships with therapeutics in RAS-MAPK and other compensatory pathways in which MEK-RAF may be a mechanisms of resistance.

IK-595 is currently in IND-enabling studies and we plan to submit an IND for IK-595 to the FDA in the second half of 2023.

Immune Signaling Programs

In addition to our programs targeting the RAS and Hippo pathways, we are also advancing programs that target immune-signaling pathways that modulate the TME. These programs, like our targeted oncology pipeline, are supported by robust biomarker research that allow us to prospectively select patients.

Two of our immune signaling programs, IK-175 and IK-412, are partnered with Bristol Myers Squibb. Through our strategic partnership, Bristol Myers Squibb has the exclusive right to license each of IK-175 and IK-412 through completion of Phase 1b clinical trials. IK-175 is an inhibitor of AHR and urothelial carcinoma patients are currently being evaluated in the expansion cohorts of the Phase 1 clinical trial, an indication that show high expression of AHR. IK-412 is an enzyme therapy designed to lower levels of immunosuppressive kynurenine in the TME. The IK-412 program experienced manufacturing delays previously disclosed in 2021. Considering these delays and the timeline of the partnership, we have made the strategic decision to pause IK-412 development for the remainder of the term of the Bristol Myers Squibb Collaboration Agreement (defined below) after the completion of on-going chemistry, manufacturing, and controls (“CMC”) activities, which concluded in 2022.

Our third candidate in immune signaling was IK-007, an oral selective antagonist of the EP4 receptor. IK-007 was evaluated in combination with pembrolizumab in a Phase 1b clinical trial in patients with microsatellite stable colorectal cancer (“MSS CRC”). In November 2022, we made the strategic decision to prioritize our targeted oncology pipeline and discontinued development of IK-007 in MSS CRC. In December 2022, we shared a clinical update on the program in which data concluded that IK-007 in combination with pembrolizumab had a tolerable and predictable safety profile in MSS CRC. However, due to small sample sizes, correlation of clinical benefit with levels of PGEM, a metabolite in the EP4 pathway we identified as a biomarker, was inconclusive. The combination of IK-007 and pembrolizumab produced limited, but durable, antitumor activity that compares favorably with standard of care and checkpoint inhibitors alone. However, the trial did not reach predefined levels of antitumor activity to support further development in this indication. Investigator initiated programs with IK-007 continue.

IK-175, an AHR antagonist

IK-175 is a potent, selective oral antagonist of AHR. We observed evidence of antitumor activity of IK-175 as a monotherapy and in combination with an anti-PD-1 antibody both in our preclinical models and more recently in initial clinical data presented from our ongoing Phase 1b clinical trial. Pursuant to our master collaboration agreement with Celgene Corporation (now Bristol Myers Squibb) we are responsible for development of IK-175 through the completion of a Phase 1b clinical trial, through the completion of which Bristol Myers Squibb has an exclusive right to exclusively license IK-175 worldwide. See “—License and Collaboration Agreements—Master Collaboration Agreement with Bristol-Myers Squibb” for additional information.

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

AHR is overexpressed and constitutively activated in a number of tumors, including, but not limited to, bladder cancer. Constitutive activation of AHR also has been reported in head and neck squamous cell carcinoma, as well as castration-resistant prostate cancer. In melanoma, constitutive activation of AHR is believed to represent a significant mechanism of resistance to approved inhibitors of BRAF kinase. Inhibition of constitutively active AHR in patient-derived acute myeloid leukemia cells has been shown to sensitize these cells to killing by natural killer cells.

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

The most common treatment for patients diagnosed with advanced or metastatic bladder cancer is chemotherapy with platinum-based drugs, such as carboplatin or cisplatin, in combination with gemcitabine. Patients with metastatic disease that progresses during or after platinum-based chemotherapy are increasingly being treated with checkpoint immunotherapy. A number of PD-1 and PD-L1 checkpoint inhibitors have been approved by the FDA for the treatment of patients with refractory bladder cancer. Objective response rates in clinical trials with checkpoint inhibitors have generally been between 13% and 29%. The median overall survival of patients with advanced or metastatic bladder cancer from the start of initial therapy is 12.7 months. Other drugs have been recently approved for use in patients with metastatic bladder cancer after failure on platinum based regimens and checkpoint inhibitors, including Enfortumab vedotin and Sacituzumab govitecan (antibody directed conjugates “ADCs”). However, no approved treatment is available for bladder cancer patients who are resistant or refractory to checkpoint inhibitors.

Our solution, IK-175

IK-175 is an internally discovered small molecule AHR antagonist that we are developing in collaboration with Bristol Myers Squibb for the treatment of advanced or metastatic solid tumors, including urothelial carcinoma, the most common type of bladder cancer, where AHR-activation is known to lead to poor prognoses. We observed that IK-175 is potent and selective for AHR in multiple in vitro assays and species.

We have an ongoing, open-label Phase 1 clinical trial evaluating IK-175 as a monotherapy and in combination with nivolumab. The dose-escalation cohorts enrolled locally advanced or metastatic solid tumor patients. In November 2022, we presented initial clinical data from the dose-escalation cohorts and the first stage of the expansion cohorts in urothelial carcinoma. The study is currently ongoing. Clinical pharmacokinetic and pharmacodynamic data supports once-daily clinical dosing in patients.

IK-175 indication and patient selection strategy

Our IK-175 clinical development strategy includes enrolling patients with cancers with a high expression of AHR, leading to our selection of bladder cancer and urothelial carcinoma. As part of our robust translational strategy, we have explored three tumor profiling technologies centered on AHR to help guide indication selection and/or candidate patients:

•
AHR gene amplification: Increases in the number of copies of the AHR gene as assessed by Fluorescent In Situ Hybridization (“FISH”) are observed in over 5% of multiple cancers such as esophageal, bladder and lung cancers.
•
Nuclear AHR positivity: Constitutive activation of AHR leads to its localization to the nucleus, which can be directly measured by a proprietary immunohistochemical staining assay that we developed. In the monotherapy expansion cohort, we are prospectively enriching for patients with tumors that exhibit activated AHR using this assay. With the proprietary assay we developed, we assessed multiple tumor samples and found bladder cancer has the highest percentage of nuclear AHR positivity of those sample test. Head and neck cancer, melanoma, and ovarian cancer also resulted in higher-than-average scores, as displayed in the image below. The assay also is being used in our ongoing clinical trial to select patients with high nuclear-AHR positivity.

Immunohistochemistry Tumor Microarray Results

H-Score Nucleus
Tumor region
300
200
100
1
0
Bladder
HNSCC
Melanoma
Ovarian

AHR-dependent gene transcription: Activation of AHR leads to changes in transcription of many genes, which can be quantified by standard mRNA transcription profiling technologies. We discovered this gene transcription expression signature. We generated a profile of the transcriptional changes induced by AHR activation across a panel of cell lines. We then used this profile to score tumors based on available transcript profiling data in public databases. We found that bladder cancer patients with transcriptional profiles that scored highest using our activated AHR profile had poorer prognoses compared to those with low scores, as illustrated in the figure below.

AHR-activated Gene Transcription Signature is Associated with

Poor Overall Survival in Bladder Cancer Patients

Ongoing Phase 1 clinical trial and initial clinical data

We are currently evaluating IK-175 as a monotherapy and in combination with nivolumab in patients with locally advanced or metastatic solid tumors and urothelial carcinoma, which accounts for over 90% of all bladder cancers, in an open-label Phase 1 clinical trial. Enrollment in the dose escalation completed and we advanced to the two-stage dose expansion, enrolling unresectable locally recurrent or metastatic urothelial carcinoma (dose expansion) who have exhausted prior standard of care therapies. Dose escalation ranged from 200-1200 mg QD and 800 mg BID (monotherapy) and 800 mg and 1200 mg QD (combination with nivolumab 480 mg q4w). Expansion cohorts used a Simon 2-stage design requiring at least 1 responder in stage 1 urothelial carcinoma patients to proceed to the second stage.

Primary endpoints of the trial include safety, tolerability, maximum tolerated dose, and recommended phase 2 dose. Secondary endpoints include pharmacokinetics, overall response rate (“ORR”), duration of response (“DoR”) and additional, immune pharmacodynamic endpoints.

In November 2022, at the Society for Immunotherapy of Cancer Congress, we presented initial data on 43 patients from the dose escalation and stage 1 of the dose expansion. IK-175 was well tolerated with a predictable and manageable safety profile. Encouraging anti-tumor activity and duration of response was observed in the IK-175 nivolumab combination expansion cohort.

The data set included:

•
43 total patients; 40 evaluable for anti-tumor activity
•
20 dose escalation patients (15 monotherapy, 5 combination)
•
20 dose expansion urothelial carcinoma patients (10 monotherapy, 10 combination)

The patients in the trial were all heavily pretreated, with all of the urothelial carcinoma patients having advanced on checkpoint inhibitors within 12 weeks of their last dose.

Prior Lines of Therapy for Urothelial Carcinoma Patients in Stage One of Expansion Cohort

	Monotherapy (n=10)	Combination (n=10)
Prior lines of anti-cancer therapy
1-3	2	4
4-10	8	6
ADC experienced	9	6

A summary of the initial clinical data is described in the table below. The combination cohort demonstrated a 20% overall response rate and a 40% disease control rate (“DCR”).

Summary of Initial Clinical Data from Stage 1 of Urothelial Carcinoma Expansion Cohorts

	Monotherapy (n=10)	Combination (n=10)
Best overall response
Confirmed partial response	1 (10%)	2 (20%)
Stable Disease	1 (10%)	2 (20%)
Progressive disease	6 (60%)	6 (60%)
ORR, n(%)	1 (10%)	2 (20%)
DCR, n(%)	2 (20%)	4 (40%)

In addition to the encouraging statistical data, these initial data showed encouraging antitumor activity in both the monotherapy and nivolumab combination cohorts in patients that are refractory or resistant to check point inhibitors. These observations in both cohorts contribute to our confidence in IK-175 in combination with nivolumab as a potential therapy for urothelial carcinoma.

In the monotherapy dose expansion cohort, 20% of patients achieved disease control with one patient achieving a confirmed partial response with a duration of response at the time of the data cut-off of nearly 15 months.

Percent Δ in Sum of Diameters Over Time (Urothelial Carcinoma; IK-175 Monotherapy Dose Expansion)

Percent change in SoD %
140
120
100
80
60
40
20
0
-20
-40
-60
-80
-100
0
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
Time from baseline in target lesions (months)

The observed rate of progression of non-responders in this group suggests that patients in this population have rapidly advancing disease when a treatment does not have impact. In addition to the 40% DCR and 20% ORR in the combination expansion in urothelial carcinoma, we observed reduction in target lesion in the majority of the patients and duration of lesion reduction ranging from 4 to 8 months at the time of data presentation.

Percent Δ in Sum of Diameters Over Time (Urothelial Carcinoma; IK-175 Nivolumab Combination Dose Expansion)

These initial results demonstrate encouraging, durable, anti-tumor activity in stage 1 of both the monotherapy and combination arms in urothelial carcinoma patients. We believe these data are encouraging and the study is currently ongoing; we plan to provide a clinical update on the program in 2023. In addition to the program in urothelial carcinoma, we had initiated a Phase 1 program in head and neck cancer evaluating IK-175 in combination with nivolumab. Recently we made a decision to stop the head and neck study prior to enrolling any participants in order to direct resources towards completing the data package for the Bristol Myers Squibb partnership, which is eligible for opt-in until early 2024.

Efficient Early-Stage Research to Expand Targeted Oncology Portfolio

Our discovery efforts have produced all three ongoing development programs in our pipeline. We believe we have a proven track record in discovery and development of novel therapeutic candidates, with a highly efficient process that has led to an average of less than three years from concept to IND, nearly half the industry average. Our discovery engine is built on early incorporation of translational and clinical input to ensure the work we do has specific patient needs in mind and real-life potential in the clinic.

Our Discovery Engine Utilizes Multiple Strategies in Parallel, Including Early Inclusion of Translational Medicine to Ensure Efficient Development

Across our early-stage program, we are conducting additional work in both the Hippo and RAS pathways in the effort to develop therapies for cancers that target key nodes and feedback connections. This work, coupled with the progress we have made with IK-930 and IK-595, and encouraging data from our partnered immune-oncology program, form our well-balanced pipeline.

Our Pipeline of Wholly-Owned Targeted Oncology Assets and

Advanced Partnered Immune Signaling Program

Competition

The biotechnology and pharmaceutical industries are characterized by rapid innovation of new technologies, fierce competition, and strong defense of intellectual property. While we believe that our pipeline and our knowledge, experience, and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

We compete in the segments of the pharmaceutical, biotechnology, and there are other companies focusing on structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and other diseases. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted oncology therapeutics. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety, and convenience of our products.

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

IK-930

Other companies that have publicly disclosed that they are developing TEAD inhibitors are: Vivace Therapeutics, Inc., Novartis International AG (Novartis), Inventiva S.A., Kyowa Hakko Kirin Co., Ltd., SpringWorks Therapeutics, Inc., Cedilla Therapeutics, Inc., BridGene Biosceiences, Betta Pharmaceuticals, Beactica Therapeutics, Sporos Biodiscovery, Light Horse Therapeutics, Tasca Therapeutics, Orion Corporation, Merck, Sanofi, and Roche/Genentech. Vivace Therapeutics, Inc. and Novartis are both in Phase 1 clinical trials with their programs. All other programs are preclinical.

IK-175

We are aware of one other AHR antagonist in clinical development under development by Bayer AG, or Bayer. Bayer is currently enrolling patients with advanced solid tumors in a Phase 1 trial for BAY-2416964 in advanced solid tumors.

IK-595

In addition to approved MEK1/2 inhibitors (Mekinist, Mektovi, Cotellic, Koselugo), we are aware of the following clinical-stage MEK1/2 inhibitors: SpringWorks’ mirdametinib, DayOne Biopharma’s pimasertib, KeChow Pharma’s tunlametinib (HL-085), Sino Biopharmaceutical’s TQB-3234, Fosun Pharma’s FCN-159, Recursion’s REC-4881, and Lupin’s LNP3794. Additional MEK/RAF-targeted agents include Verastem’s avutometinib (VS-6766), Immuneering’s IMM-1-104, and IMM-6-415. Pan-RAF inhibitors include DayOne Biopharma’s tovorafenib (DAY-101), Erasca’s naporafenibum (LXH-254), BeiGene’s lifirafenib (BGB-283), Genentech’s belvarafenib, Kinnate Biopharma’s exarafenib (KIN-2787), Jazz Pharma’s JZP-815, and Deciphera’s DCC-3084.

License and Collaboration Agreements

Master Collaboration Agreement with Bristol Myers Squibb

In January 2019, we entered into the Bristol Myers Squibb Collaboration Agreement with Celgene Corporation (which was acquired by Bristol Myers Squibb in November 2019) under which Bristol Myers Squibb may elect in its sole discretion to exclusively license rights to develop and commercialize compounds (and products and diagnostic products containing such compounds) that modulate the activity of two collaboration targets, kynurenine and AHR, excluding AHR agonists except for inverse agonists, or the Collaboration Candidates, which we are developing as IK-175 and IK-412. The Bristol Myers Squibb Collaboration Agreement triggered an upfront payment of $95.0 million, which consisted of approximately $80.5 million in cash and an equity investment of approximately $14.5 million for which we issued 14,545,450 shares of our Series A-1 Preferred Stock pursuant to a separate stock purchase agreement. The series A-1 shares automatically converted into common stock upon the completion of our initial public offering (“IPO”).

On a program-by-program basis, through the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, Bristol Myers Squibb has the exclusive right with respect to such Collaboration Candidate to a worldwide exclusive license with us to develop, commercialize and manufacture the compound (and products and diagnostic products containing such compounds) underlying such Collaboration Candidate. Additionally, if we do not complete a Phase 1b clinical trial by the end of the research term (as defined below), we may elect to provide a data package to Bristol Myers Squibb upon which Bristol Myers Squibb may exercise the foregoing option for an additional $0.25 million fee.

As previously disclosed in 2021, the IK-412 program experienced manufacturing delays as a key component required in the manufacturing of IK-412 is similarly essential to the manufacturing of COVID-19 vaccines and therapies. Considering these delays and the timeline of the Bristol Myers Squibb partnership, we made the strategic decision to pause IK-412 development activities for the remainder of the Bristol Myers Squibb contract term after the completion of on-going CMC activities, which concluded in 2022.

If and when Bristol Myers Squibb exercises its rights for a Collaboration Candidate, and as a result of the timing of our submission of INDs with respect to each Collaboration Candidate, Bristol Myers Squibb is required to pay us $50.0 million, in the case of an exercise of its option with respect to IK-175, and $40.0 million, in the case of an exercise of its option with respect to IK-412. The option exercise fees are payable within fifteen (15) days after the execution of each license agreement. Upon the execution of each license agreement, we will become eligible to receive up to $265.0 million under such license agreement in regulatory milestones and $185.0 million in commercial milestones as well as a tiered royalties at rates ranging from the high single to low teen percentages based on worldwide annual net sales by Bristol Myers Squibb, subject to specified reductions.

Bristol Myers Squibb will continue to pay royalties on a Collaboration Candidate-by-Collaboration Candidate and country-by-country basis, until the latest of (i) there being no valid claim under the licensed patents covering the Collaboration Candidate, (ii) expiration of all regulatory exclusivity for the Collaboration Candidate in such country, and (iii) twelve (12) years after the first commercial sale of the Collaboration Candidate in the applicable country (the Royalty Term), after which the applicable license granted to Bristol Myers Squibb in such country will become non-exclusive, fully paid-up, perpetual, irrevocable and royalty-free.

The research term under the Bristol Myers Squibb Collaboration Agreement continues for a period of five (5) years from its effective date. The term of any license agreement described above would continue on a Collaboration Candidate-by-Collaboration Candidate and country-by-country basis until the expiration of all Royalty Terms under such agreement, unless earlier terminated as described below.

The Bristol Myers Squibb Collaboration Agreement may be terminated (i) by either party on a program-by-program basis if the other party remains in material breach of the Bristol Myers Squibb Collaboration Agreement following a cure period to remedy the material breach, (ii) by Bristol Myers Squibb at will on a program-by-program basis or in its entirety, (iii) by either party, in its entirety, upon bankruptcy or insolvency of the other party, or (iv) automatically, on a program-by-program basis if Bristol Myers Squibb fails to timely deliver an opt-in notice to us.

Each license agreement may be terminated (i) by either party if the other party remains in material breach of the license agreement following a cure period to remedy the material breach, (ii) by Bristol Myers Squibb at will, (iii) by either party, in its entirety, upon bankruptcy or insolvency of the other party, or (iv) by us, in its entirety, if Bristol Myers Squibb challenges a patent licensed by us to Bristol Myers Squibb under the license agreement or any jointly-owned collaboration patents.

Upon our termination of a license agreement for Bristol Myers Squibb’s breach, bankruptcy or insolvency or patent challenge, we would receive (i) upon our timely request, a nonexclusive worldwide license under Bristol Myers Squibb’s know-how and patents covering the applicable licensed compound to the extent that such compound (or product or diagnostic product containing such compound) has been or is in active development or commercialization as of termination; and (ii) subject to determination of an applicable license payment in accordance with the license agreement, an exclusive license for the foregoing. If Bristol Myers Squibb terminates a license agreement for our breach or bankruptcy or insolvency, Bristol Myers Squibb’s license will survive for six (6)

months. Additionally, in the event of our material breach, Bristol Myers Squibb may elect to have the license agreement continue, with all future payments under that license agreement reduced by 50%.

Patent License Agreement with the University of Texas at Austin

In March 2015, we entered into an exclusive patent license agreement (the “License Agreement”) with the University of Texas at Austin, or the University, pursuant to which the University granted us a worldwide license to certain technology and IP rights relating to IK-412, a kynurenine-degrading enzyme.

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

The term of the License Agreement expires on licensed product-by-licensed product and country-by-country basis until the expiration of all royalty terms, unless earlier terminated as described below.

The License Agreement may be terminated (i) by either party if the other party remains in breach of the license agreement following a cure period to remedy the breach, (ii) by us at will, (iii) by the University, in its entirety, upon our bankruptcy or insolvency, or (iv) by the University, in its entirety, if we challenge a patent licensed by the University to us under the license agreement.

License Agreement with AskAt

In connection of our acquisition of Arrys Therapeutics, Inc. (“Arrys”), in December 2018, we acquired in-process research and development assets related to AskAt Inc.’s, (“AskAt”) selective EP4 antagonists based on the intellectual property associated with a License Agreement, or the AskAt Agreement, between Arrys and AskAt, dated December 14, 2017. Pursuant to the AskAt Agreement, AskAt granted Arrys an exclusive license worldwide, other than China and Taiwan, to the research and development of the licensed compounds in human diseases. AskAt controls the prosecution and maintenance of all intellectual property rights pertaining the licensed technology.

Pursuant to the AskAt Agreement, we are obligated to make milestone payments to AskAt, including up to $4.0 million upon the achievement of certain clinical development milestones, as well as milestone payments of up to an aggregate of $600 million upon the achievement of certain worldwide annual net sales milestones. We are also obligated to pay low single-digit royalties on annual worldwide net sales on a licensed-product-by-licensed product and country-by-country basis, for the period beginning upon the first commercial sale in such country and ending upon the later of (i) 10 years from the first commercial sale in such country, or (ii) the expiration of valid claims in such country. Please see “Business—Intellectual Property—EP4 Antagonists Patent Families,” for additional information concerning the intellectual property related to the AskAt Agreement.

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

As of March 1, 2023, our overall patent portfolio includes over fifty (50) patent families comprising issued patents, pending U.S. and PCT International patent applications, and pending patent applications in foreign jurisdictions. The patents and patent applications have claims relating to our current product candidates, methods of use and manufacturing processes, as well as claims directed to potential future products and developments.

TEAD Inhibitor Patent Families

As of March 1, 2023, we solely own ten patent families related to TEAD inhibitors and degraders, compositions thereof, and methods of their use. Any U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2040 to 2043, not including any patent term adjustment, patent term extension, or supplementary protection certificate (“SPC”). These patent families are described in more detail below.

•
We have one TEAD patent family directed to a first collection of TEAD inhibitors, compositions thereof, and methods of their use. As of March 1, 2023, this TEAD patent family contains one issued U.S. patent and one pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, Australia, Canada, India, South Korea, Mexico, Argentina, and Taiwan. The issued U.S. patent includes composition of matter claims encompassing IK-930. Our issued U.S. patent and any U.S. or foreign patents that issue in the future from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to a second collection of TEAD inhibitors, compositions thereof, and methods of their use. As of March 1, 2023, this TEAD patent family contains one issued U.S. patent and a pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, Australia, Canada, India, South

Korea, Mexico, Argentina, and Taiwan. Our issued U.S. patent and any U.S. or foreign patents that issue in the future from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to a third collection of TEAD inhibitors, compositions thereof, and methods of their use. As of March 1, 2023, this patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to a fourth collection of TEAD inhibitors, compositions thereof, and methods of their use. As of March 1, 2023, this patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to a collection of TEAD degrader compounds, compositions thereof, and methods of their use. As of March 1, 2023, this patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to combinatorial methods of using TEAD inhibitors. As of March 1, 2023, this patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2042, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to translational methods of selecting patients for treatment with TEAD inhibitors. As of March 1, 2023, this patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2042, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to certain TEAD inhibitor formulations, and methods of their use. As of March 1, 2023, this patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2042, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to crystal and salt forms of certain TEAD inhibitors, compositions thereof, and methods of their use. As of March 1, 2023, this patent family contains one patent application that will serve as a priority application for an international patent application and/or any direct national stage patent applications to be filed in the future within the one-year period following the filing date of this priority application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2043, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to certain TEAD inhibitor combination therapy technologies. As of March 1, 2023, this patent family contains one U.S. provisional patent application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2043, not including any patent term adjustment, patent term extension, or SPC.

Our current lead TEAD inhibitor, IK-930, is covered by our solely owned U.S. patent with composition of matter claims that is expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC. Our current lead TEAD inhibitor, IK-930, compositions thereof, and methods of the use, are also covered by our solely owned pending U.S. and foreign patent applications, whereby any U.S. or foreign patents that, if granted and all appropriate maintenance fees paid, are expected to expire from 2040 to 2043, not including any patent term adjustment, patent term extension, or SPC.

MEK Inhibitor Patent Families

As of March 1, 2023, we solely own five patent families related to MEK inhibitors, compositions thereof, and methods of their use. Any U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2042 to 2044, not including any patent term adjustment, patent term extension, or SPC.

For example, our patent family directed to a first collection of MEK inhibitors, compositions thereof, and methods of their use contains, as of March 1, 2023, one pending PCT application, whereby any U.S. or foreign patents that issue from this patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2042, not including any patent term adjustment, patent term extension, or SPC.

RAS Signaling Pathway Program Patent Families

As of March 1, 2023, we exclusively own eleven patent families related to inhibitors and other molecules targeting the RAS signaling pathway, compositions thereof, and methods of their use, including seven pending PCT applications and at least four pending U.S. provisional patent applications. Any U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2041 to 2043, not including any patent term adjustment, patent term extension, or SPC.

AHR Antagonists Patent Families

As of March 1, 2023, we solely own eight patent families related to AHR antagonists, compositions thereof, and methods of their use. U.S. patents that have issued in these patent families and any further U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2038 to 2043, not including any patent term adjustment, patent term extension, or SPC. The published patent families are described in more detail below.

•
AHR antagonists patent family one is directed to AHR antagonists, compositions thereof, and methods of their use. As of March 1, 2023, this AHR antagonists patent family contains three U.S. patents, patents in foreign jurisdictions such as Singapore, Taiwan, Eurasia, and Chile, and pending applications in the U.S. and foreign jurisdictions, such as Europe, Japan, China, Australia, Canada, India, South Korea, and Mexico. These U.S. and foreign patents and any further U.S. or foreign patents that may issue from AHR antagonists patent family one, if granted and all appropriate maintenance fees paid, are expected to expire in 2038, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family two is directed to AHR antagonists, compositions thereof, and methods of their use. As of March 1, 2023, this AHR antagonists patent family contains two U.S. patents, patents in foreign jurisdictions such as Israel, and pending applications in the U.S. and foreign jurisdictions, such as Europe, Japan, China, Australia, Canada, India, South Korea, and Mexico. This U.S. patent and any further U.S. or foreign patents that may issue from AHR antagonists patent family two, if granted and all appropriate maintenance fees paid, are expected to expire in 2038, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family three is directed to AHR antagonists, compositions thereof, and methods of their use. As of March 1, 2023, this AHR antagonists patent family contains a pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, and Canada. Any U.S. or foreign patents that issue from AHR antagonists patent family three, if granted and all appropriate maintenance fees paid, are expected to expire in 2039, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family four is directed to crystal forms of certain AHR antagonists, compositions thereof, and methods of their use. As of March 1, 2023, this AHR antagonists patent family contains one issued U.S. patent, and pending applications in the U.S. and foreign jurisdictions, such as Europe, Japan, China, and Canada. Any U.S. or foreign patents that issue from AHR antagonists patent family four, if granted and all appropriate maintenance fees paid, are expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family five is directed to certain AHR antagonist formulations, and methods of their use. As of March 1, 2023, this AHR antagonists patent family contains a pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, and Canada. Any U.S. or foreign patents that issue from AHR antagonists patent family five, if granted and all appropriate maintenance fees paid, are expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family six is directed to methods of selecting patients for AHR antagonist treatment. As of March 1, 2023, this AHR antagonists patent family contains a pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, and Canada. Any U.S. or foreign patents that issue from AHR antagonists patent family six, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family seven is directed to methods of using AHR antagonists. As of March 1, 2023, this AHR antagonists patent family contains a pending PCT application. Any U.S. or foreign patents that issue from AHR antagonists patent family seven, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, or SPC.

As of March 1, 2023, our solely owned patents and patent applications covering current lead AHR antagonist IK-175, salts and crystal forms thereof, compositions thereof, and methods of the use include four issued U.S. patents, multiple pending U.S. and PCT international patent applications, patents in foreign jurisdictions such as Singapore, Taiwan, Eurasia, and Chile, and pending patent applications in Europe, Japan, Australia, Canada, China, and other foreign jurisdictions, all of which are described above where, if granted and all appropriate maintenance fees paid, are expected to expire from 2038 to 2043, not including any patent term adjustment, patent term extension, or SPC.

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

As of March 1, 2023, the first in-licensed patent family includes three issued patents in the U.S., which are projected to expire in 2034 and 2035, excluding any patent term extensions, if applicable. The first in-licensed patent family also includes issued patents in Europe, Hong Kong, Australia, Canada, China, Israel, India, Japan, Korea, New Zealand, and South Africa, and such patents are expected to expire in 2034, excluding any patent term extensions, if applicable. Within this first in-licensed patent family, pending patent applications include those in the U.S., Brazil, Canada, China, Europe, Japan, and South Africa.

As of March 1, 2023, the second in-licensed patent family includes two issued patents in the U.S., which are projected to expire in 2035, excluding any patent term extensions, if applicable. This second in-licensed patent family also includes issued patents in Israel and Japan, and such patents are expected to expire in 2034, excluding any patent term extensions, if applicable. Within this second in-licensed patent family, patent applications are pending in the U.S., Canada, Europe, and Japan.

As of March 1, 2023, the third in-licensed patent family includes patent applications in the U.S., Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Eurasian Patent Organization, Hong Kong, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, Thailand, Taiwan, and South Africa. Patents that issue from these applications are projected to expire in 2039, excluding any patent term adjustments or extensions, if applicable.

As of March 1, 2023, we also solely own patent applications related to our IK-412 program. The company-owned patent portfolio related to this program consists of one patent family that currently includes one U.S. patent application and pending patent applications in foreign jurisdictions, such as Australia, Europe, Japan, China, and Canada covering our IK-412 biologic drug product as a composition of matter and methods of using the same, alone or in combination with other therapeutic agents. Patents issuing from the company-owned patent family are projected to expire in 2040, excluding any patent term adjustments or extensions, if applicable.

EP4 Antagonists Patent Families

As of March 1, 2023, we have an exclusive license to six patent families directed to EP4 antagonists, crystal forms thereof, compositions thereof, and methods of their use. The U.S. and foreign patents that have issued in these patent families and any further U.S. or foreign patents that may issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2024 to 2037, not including any patent term adjustment, patent term extension, or SPC.

As of March 1, 2023, we and AskAt Inc. jointly own three patent families directed to EP4 antagonist compositions, methods of making certain EP4 antagonists and their formulations, and methods of their use. Any U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire in 2039, not including any patent term adjustment, patent term extension, or SPC.

As of March 1, 2023, we solely own one patent family directed to EP4 antagonist salts and crystal forms, and methods of using the same. Any U.S. or foreign patents that issue from this patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2039, not including any patent term adjustment, patent term extension, or SPC.

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

Governmental Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations, or CROs, clinical investigators and contract manufacturing organizations, or CMOs will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, where we are initially focusing our drug development, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, as amended, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or withdrawal of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For drug product candidates regulated under the FD&C Act, FDA must approve a New Drug Application, or NDA. The process generally involves the following:

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
•
approval by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•
preparation and submission to the FDA of an NDA;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug product’s identity, strength, quality and purity;
•
satisfactory completion of FDA audit of the clinical trial sites that generated the data in support of the NDA;
•
payment of user fees for FDA review of the NDA; and
•
FDA review and approval of the NDA, including, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

Preclinical studies and clinical trials for drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND.

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
•
Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling. Generally, two adequate and well-controlled Phase 3 trials are required by the FDA for approval of an NDA.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials or post-marketing studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of NDA approval.

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

U.S. marketing approval for drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy for the requested indications. The marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug to the satisfaction of the FDA. FDA must approve an NDA before a drug may be marketed in the United States.

The FDA reviews all submitted NDAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each NDA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

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

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

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

Expedited development and review programs for drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include fast track designation, breakthrough therapy designation, priority review and accelerated approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients more quickly than standard FDA review timelines typically permit.

A new drug is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the FDA may review portions of the marketing application before the sponsor submits the complete application.

In addition, a new drug may be eligible for breakthrough therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug alone or in combination with one or more other drugs may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient product development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with fast track or breakthrough therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including priority review designation and accelerated approval. A product is eligible for priority review, once an NDA is submitted, if the product that is the subject of the marketing application has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under priority review, the FDA’s goal date to take action on the marketing application is six months compared to ten months for a standard review.

Products are eligible for accelerated approval if they are designed to treat a serious or life-threatening disease or condition and can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated approval is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, adequate and well-controlled additional post-approval confirmatory trials to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after accelerated approval is granted. Additionally, under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or an indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act, or PREA, as amended, certain NDAs and certain NDA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FD&C Act requires that a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, PREA does not apply to a drug for an indication for which orphan designation has been granted, except that PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

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

U.S. post-approval requirements for drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by company employees but also by agents of the company or those speaking on the company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products are obtain reimbursement under federal health care programs. Promotional materials for approved drugs must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements on sponsors and their CMOs. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third party manufacturers that a sponsor may use. Manufacturers and manufacturers’ facilities are also required to comply with applicable product tracking and tracing requirements. Accordingly, manufacturers must continue to expend time money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with statutory and regulatory requirements may subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual program user fee for any marketed product.

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
•
refusal of the FDA to approve applications or supplements to approved applications, or suspension or withdrawal of product approvals;
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

Other regulatory matters

Following product approval, where applicable, the manufacturing, sales, promotion and other activities around product candidates and/or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA. Regulatory agencies with authority over product candidates may include, and are not limited to, the Centers for Medicare & Medicaid Services (“CMS”) other divisions of the U.S. Department of Health and Human Services (“HHS”), the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

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

•
The federal Anti-Kickback Statute (“AKS”) prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal AKS or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus treble damages, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the civil False Claims Act (“FCA”).
•
The federal civil and criminal false claims laws, including the FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity, and potentially individuals associated with the entity, from participation in Medicare, Medicaid and other federal healthcare programs.
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
•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity may be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, impose, among other things, specified requirements on covered entities and their respective business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
•
The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives.
•
Federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products.
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

Insurance Coverage and Reimbursement

In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”) an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Factors payors consider in determining reimbursement are based on whether the product is, among other considerations:

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. Due to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) as well as subsequent legislation, these reductions had been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Then, a one percent (1%) payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the two percent (2%) payment reduction resumed on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three (3) to five (5) years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, including bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the Most Favored Nations rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022 (“the IRA”) further delayed implementation of this rule to January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Government regulation of drugs outside of the United States

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

•
Centralized procedure—The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional Member States of the European Economic Area (“EEA”) (Iceland, Lichtenstein and Norway). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue engineered products) and products with a new active substance indicated for the treatment of certain diseases, which includes products for the treatment of cancer. For medicines that do not fall within one of the mandatory categories, an applicant still has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency (“EMA”) as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. If pursuing a marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) is responsible for conducting an initial assessment of whether a product meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk ratio. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application (“MAA”) by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
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
•
Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EU

Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU Member States in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In both cases, as with the centralized procedure, the competent authorities of the EU Member States assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy before granting the marketing authorization.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations continue to be recognized in Northern Ireland). All medicinal products with a centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024. Under this new framework, the MHRA will have regard to decisions on the approval of a marketing authorization made by the EMA and certain other regulators when considering whether to grant a UK marketing authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the UK or Great Britain.

In the EU, new products for therapeutic indications that are authorized for marketing (i.e., innovator products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from referencing the preclinical and clinical trial data contained in the dossier of the innovator product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the innovator product was first authorized in the EU. The additional two-year period of market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be a new chemical entity, and products may not qualify for data exclusivity. Even if a product is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, in the EU a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition, or if such a method exists, the product will be of a significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted, and no marketing authorization shall be granted for a similar medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior than the authorized product; (ii) the marketing authorization holder of the authorized product consents to such revocation; or (iii) the marketing authorization holder of the authorized product cannot supply enough orphan medicinal product. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved pediatric investigation plan (“PIP”) covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA (“PDCO”) may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate or SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

In May 2017, the EU adopted the Regulation (EU) 2017/746 on in vitro diagnostic medical devices (“IVDR”) which became applicable on 26 May 2022 and repealed Directive 98/79/EC on in vitro diagnostic medical devices. Devices that comply with the requirements of the IVDR are entitled to bear the CE conformity marking, indicating that the device conforms to the general safety and performance requirements of the IVDR, and, accordingly, can be commercially distributed throughout the EU (in-vitro diagnostic medical devices cannot be marketed in the EU without a CE Mark). The method of assessing conformity varies depending on the class of the product, but normally involves a third-party assessment by a “Notified Body”. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted which replaced the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation was entered in to application on January 31, 2022 and is directly applicable in all the EU Member States (meaning no national implementing legislation in each Member State is required). The transitory provisions of the new Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new EU Clinical Trials Regulation. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, through the Clinical Trials Information System, (”CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The aforementioned EU rules are generally applicable in the EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

Government regulation of data collection outside of the United States

Internationally, numerous jurisdictions have their own data security and privacy legal frameworks with which we will be required to comply if we conduct clinical trials in those jurisdictions or otherwise conduct business in those jurisdictions. In the event we conduct clinical trials in the EEA or otherwise collect personal data from data subjects in the EEA, we will be subject to additional privacy restrictions. The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation (the “GDPR”) which became effective on May 25, 2018. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, enhanced requirements for securing personal data, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States and Norway, Iceland and Liechtenstein, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenue for the preceding financial year, or €20,000,000, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with the new data protection rules. There continues to be a level of uncertainty as to the exact interpretation of the new requirements on any future trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

In addition, further to the UK’s exit from the EU on January 31, 2020 (“Brexit”), the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but largely aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

Significantly, to enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with EEA and UK data protection laws. On June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has issued a new version of a UK-specific transfer mechanism (i.e. the UK International Data Transfer Agreement or the UK International Transfer Addendum to accompany the European Commission’s standard contractual clauses for UK Transfers), to enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

There may be further divergence between the EEA and the UK. The United Kingdom has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK, and we will need to amend our processes and procedures to align with the new framework.

Data protection authority activity differs across the EEA and the UK, with certain authorities applying their own agenda which shows there is uncertainty in the manner in which data protection authorities will seek to enforce compliance with GDPR. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and, the EU and the UK have concluded a trade and cooperation agreement (“TCA”) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with current EU regulations, however it is likely that these regimes will diverge significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Human Capital

As of March 10, 2023, we had 80 full-time employees, of which 38 have M.D. or Ph.D. degrees. Within our workforce, 58 employees are engaged in research and development and 22 are engaged in business development, finance, legal, human resources, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Available Information

Our website address is https://www.ikenaoncology.com/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Our net losses were $68.8 million and $34.1 million for the twelve months ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $214.2 million as of December 31, 2022. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated minimal collaborative revenue from our product candidates and have not generated revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•
successfully complete our ongoing and planned preclinical and clinical studies for our programs;
•
timely file and the acceptance of IND, for our programs in order to commence future clinical trials;
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

The development of pharmaceutical products is capital-intensive. We are currently advancing multiple targeted oncology programs through preclinical development toward identification of potential therapeutic candidates and subsequent planned IND filings. Additionally, we are conducting Phase 1 clinical trials of two of our candidates, IK-930 and IK-175 and we plan to submit an IND to the FDA for our MEK-RAF complex inhibitor, IK-595, in the second half of 2023 and initiate a Phase 1 clinical trial shortly thereafter. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We also continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

On March 30, 2021, we completed our IPO of our common stock and expect that the net proceeds from the IPO, together with our existing cash, cash equivalents and marketable securities are sufficient to fund our operations into 2025. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and
•
the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the COVID-19 pandemic.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general and the recent volatility in the capital markets may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

We have not yet demonstrated our ability to successfully complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. IK-930 is in clinical development, currently in a Phase 1 clinical trial. However, our other targeted oncology programs, including IK-595, are still in preclinical development and IND enabling studies, and may never advance to clinical development. We are currently advancing additional early-stage targeted oncology programs through preclinical development toward potential therapeutic candidates and subsequent IND. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but not limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a NDA to the FDA, MAA, to the European Medicines Agency (“EMA”) or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. IK-175 is also currently in clinical development. We are conducting a Phase 1 trial with IK-175 in patients with bladder cancer with activated AHR. However, we do not know whether these or any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

Our preclinical studies and future and ongoing clinical trials may not be successful. Currently, we have two programs in early clinical development and our other targeted oncology programs are in preclinical development. It is impossible to predict when, or if, any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our preclinical studies and future and ongoing clinical trials may not be successful.

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
•
regulators or IRBs or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective clinical research organizations (“CROs”) the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
•
regulators may revise the requirements for approving our product candidates, or such requirements may not be as we currently anticipate.

We could encounter delays if a clinical trial is suspended or terminated by us, including upon the recommendation of the Safety Monitoring Committee (“SMC”) if applicable for such trial, by the IRBs of the institutions at which such trials are being conducted, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including, but not limited to, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, adverse findings upon an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with, among other considerations, our clinical trial design or our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

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

Certain of our current product candidates and any future product candidates have the potential to be administered in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies, or radiotherapy. For example, through our clinical supply collaboration with AstraZeneca, we plan to explore IK-930 in combination with AstraZeneca’s epidermal growth factor receptor (“EGFR”) inhibitor, osimertinib, and we are currently evaluating IK-175 in combination with nivolumab, which is marketed by Bristol Myers Squibb. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates used in combination with osimertinib, nivolumab, or other checkpoint inhibitor immunotherapies or other targeted therapies, will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing targeted therapies checkpoint inhibitor immunotherapies or other comparator therapies in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, stock price and prospects may be materially harmed.

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

In the event that Bristol Myers Squibb, AstraZeneca, or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing targeted therapies, checkpoint inhibitor immunotherapies or other combination agents. Additionally, should the supply of products from any current or future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, operating results, stock price and prospects may be materially harmed.

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

We may not be able to file INDs, or similar applications for our programs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA or other regulatory authorities may not permit us to proceed.

We plan to nominate multiple development candidates stemming from our RAS-pathway and additional Hippo pathway research programs. We plan to progress candidates to IND or similar application, however, we may not be able to file such INDs or similar applications on the timelines we expect. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or similar applications to a new IND or similar application. Any failure to file INDs or similar applications on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our clinical trials or those of our current or future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our targeted oncology programs and our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Although we are currently conducting Phase 1 clinical trials of two of our candidates, IK-930 and IK-175, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Further, our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not yet observed. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development or regulatory approval of any of our product candidates.

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

We may in the future conduct clinical trials for our product candidates outside the United States, and the FDA. the EMA, the MHRA and comparable foreign regulatory authorities may not accept data from such trials.

We may in the future conduct additional clinical trials outside the United States, including in Europe, the United Kingdom, Australia or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. The EMA, the MHRA and many other comparable foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA, the MHRA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States, the European Union, the United Kingdom or the applicable jurisdiction. If the FDA, the EMA, or the MHRA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical studies or clinical trials, approval may be delayed, if obtained at all. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in regulatory approval policies during the development period, changes in or enactment of additional statutes or regulations, or changes in regulatory review policies for each submitted NDA PMA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The extent to which COVID-19 continues to impact our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the emergence of variants or continued action to contain the coronavirus or treat its impact, among others. COVID-19 or similar pandemics could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to recruit and retain patients and principal investigators and site staff. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

•
the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns;
•
limitations on travel that could interrupt key trial and business activities which could delay or adversely impact the conduct or progress of our prospective clinical trials;
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

We may need to reformulate our product candidates which could require additional nonclinical studies or clinical trials and delay the development or regulatory approval of such product candidates.

New risks and side effects associated with our product candidates may be discovered during clinical testing. Our product candidates also may experience stability issues. For these or other reasons, we may need to reformulate our product candidates. Such reformulation may require us to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our product candidate. Reformulating a product candidate may also result in a delay in continuing a clinical trial. There can be no assurance that we will not experience delays in the completion of a clinical trial or in the commencement and completion of our future trials due to the need to reformulate our product candidates and subsequently discuss with or receive authorization from regulatory authorities to implement these changes in clinical trials. Additionally, reformulating a product candidate may cause us to experience a shortage in supply or cause the cost to manufacture our product candidate to increase. Any reformulation of our product candidates could substantially increase the costs and expenses of developing our product candidates and delay such development and marketing approval.

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

Many of the companies that we compete against or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our most advanced targeted oncology product candidate, IK-930, is an oral, paralog-selective, small molecule inhibitor of TEAD, a transcription factor in the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of all cancers and these genetic alterations are generally associated with poor clinical outcomes. The Hippo pathways is also associated with mechanisms of resistance to targeted therapeutics and could represent a larger population of patients. We are conducting additional research in the Hippo pathway to identify potential next generation programs. Additionally, we are currently evaluating IK-175 in a Phase 1 clinical trial in patients with solid tumors and patients with urothelial carcinoma, including those with activated AHR. AHR amplifications have been described in approximately 5% to 22% of bladder cancer patients. We are also conducting IND-enabling studies on IK-595, our oral, small molecule MEK-RAF complex inhibitor, for which an IND submission to the FDA is planned for the second half of 2023. We have additional early-stage programs evaluating multiple nodes in the RAS pathways. KRAS mutations in the RAS signaling pathway occur in approximately 26% of all cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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

Efforts to educate the medical community and third-party payors on the benefits of our current product candidates and any future product candidates may require significant resources and may not be successful. If our current product candidates or any future product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of our current product candidates and any future product candidates will depend on a number of factors, including:

•
the efficacy of our current product candidates and any future product candidates as single agents and in combination with marketed checkpoint inhibitor immunotherapies, targeted agents, and other combination agents;
•
the commercial success of the checkpoint inhibitor immunotherapy drugs, targeted agents, and other combination agents with which our products may be co-administered;
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
•
distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to our current product candidates and any future product candidates or to which we agree as part of a REMS or voluntary risk management plan;
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
•
potential product liability claims.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by CMS, since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. However, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the drug product. Further, a payer’s decision to provide coverage for a drug product does not imply that the payor will provide adequate reimbursement. Reimbursement agencies in the European Union may be more conservative than CMS. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our Phase 1 clinical trials of IK-930 and IK-175 and expect to rely on third parties to conduct clinical trials for our other targeted oncology programs, including IK-595, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our current Phase 1 clinical trials of IK-930 and IK-175, as well as any other current product candidates, including IK-595, or future product candidates that may emerge from our targeted oncology programs.

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

We, our principal investigators and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced cGMP regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we designed our current ongoing clinical trials of IK-930 and IK-175 and intend to design the future clinical trials for our product candidates, including IK-595, these trials are conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Research, development, commercialization and/or strategic collaborations, including the existing collaboration that we have with Celgene Corporation (now part of Bristol Myers Squibb), are subject to numerous risks, which include the following:

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

In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although Bristol Myers Squibb provided us with an $80.5 million upfront payment and a $14.5 million equity investment upon entering into that certain master collaboration agreement with Celgene Corporation (now Bristol Myers Squibb), we might need additional funding to advance product candidates prior to the completion of a Phase 1b clinical trial, the clinical milestone when Bristol Myers Squibb must decide whether to exercise its exclusive license rights to IK-175 or IK-412. On November 20, 2019, Bristol Myers Squibb acquired Celgene Corporation and Bristol Myers Squibb may take a different approach to our collaboration or determine not to continue the collaboration.

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

The active pharmaceutical ingredients (“API”) used in all of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization.

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

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may become involved in post-grant proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others from whom we may in the future obtain licenses to such rights, in the USPTO, the European Patent Office (“EPO”), or in other countries. In addition, we may be subject to a third-party submission to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may allege that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents by claiming to an administrative patent authority or judge that the invention was not patent-eligible, was not original, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application filing failed to meet relevant requirements relating to description, basis, enablement, and/or support; in litigation, a competitor could claim that our patents, if issued, are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates, including IK-930, IK-595, and IK-175, or future product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
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

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued and patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us.

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

Similarly, in EU, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants an orphan designation in respect of a product if its sponsor can show that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects not more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the EU when the application is made, or (ii) the product would be a significant benefit to those affected by the condition. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that, without the benefits derived from orphan status, sales of the product in the EU would generate sufficient return in the EU to justify the necessary investment in its development; (3) there must be no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of a significant benefit to those affected by that condition. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post approval confirmatory clinical trials, which must be completed with due diligence. FDORA gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such trials in a timely manner or if such post-approval trials fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

The FDA, the EMA, the MHRA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, and such changes can be difficult to predict.

The FDA, the EMA, the MHRA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

Separately, in response to the COVID-19 pandemic, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of impactful legislative and regulatory changes to the health care system and legal framework that could impact our ability to sell our products profitably. In particular, in 2010 the ACA was enacted. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (“H.R. 1865”), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.
•
In August 2022, the IRA was signed into law. The IRA includes several provisions that may eventually impact our business, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such heightened scrutiny resulted in several U.S. Congressional inquiries as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the Administration’s policy to: (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps, and, supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, they went into effect on November 30, 2020, and provide guidance for states to build and submit importation plans for drugs from Canada. Furthermore, on September 25, 2020, CMS stated that drugs imported by states under the Act would not be eligible for federal rebates under Section 1927 of the Social Security Act and, accordingly, manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. As these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the MFN Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development (“OECD”) countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the MFN rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The IRA further delayed implementation of this rule to January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, both the Biden Administration and the U.S. Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;
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

Recruiting and retaining qualified scientific, clinical, manufacturing and general and administrative personnel will also be critical to our success. The loss of the services of our executive officers or other key employees, including temporary loss due to illness, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Cyberattacks could include industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. If we were to experience an attempted or successful cybersecurity attack of our information systems or data, the costs associated with the investigation, remediation and potential notification of the attack to counterparties, data subjects, regulators or others, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, could be material. In addition, following any such attack, our remediation efforts may not be successful. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR or UK GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies, and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer

Privacy Act, or CCPA, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Further, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA, which entered into force on January 1, 2023, creates additional obligations with respect to processing and storing personal information. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA became effective January 1, 2023, and the Colorado Data Privacy Act will become effective July 1, 2023. Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, into law. The UCPA will take effect on December 31, 2023. Most recently, on April 28, the Connecticut state legislature passed “An Act Concerning Personal Data Privacy and Online Monitoring," which will take effect on July 1, 2023. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

As of March 10, 2023 we had 80 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $108.9 million and $105.9 million respectively, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our net operating losses or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

Interest in any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and increase our net loss, and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common shares could be materially and adversely affected. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could result in a material adverse effect on our business, operating results, financial condition and prospects.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates—The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. The March 2023 failure of Silicon Valley Bank and its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K and the documents incorporated by reference herein.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Boston, Massachusetts where we lease and occupy 20,752 square feet of office, laboratory and animal care space. The lease, or the Boston lease, commenced on February 19, 2021, and the term is expected to expire on May 31, 2026.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades under the symbol “IKNA” on The Nasdaq Global Market and has been publicly traded since March 26, 2021. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 10, 2023, there were approximately 78 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering

On March 30, 2021, we closed our initial public offering (“IPO”) in which we issued and sold 8,984,375 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,171,875 additional shares of common stock, at a public offering price of $16.00 per share. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-253919), which was declared effective by the SEC on March 25, 2021. The offering terminated upon the closing of the IPO. Jefferies LLC, Cowen and Company, LLC, Credit Suisse Securities (USA) LLC and William Blair & Company, L.L.C. acted as joint book-running managers for the offering. The aggregate gross proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were $143.8 million.

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

Overview

We are a targeted oncology company developing precision medicines tailored to biomarker-defined patient groups with specific unmet needs. With our robust biomarker and translational approach, we aim to develop targeted treatments and define patient populations who are most likely to respond to treatment. Our current programs are across the Hippo pathway, RAS pathway, and key immune signaling pathways in the TME. Our approach in each of our programs is to target both cancer-driving targets and mechanisms of resistance to other targeted therapies. Our most advanced targeted oncology program, IK-930, is a paralog-selective inhibitor of TEAD. The TEAD transcription factors execute the ultimate step in the Hippo signaling pathway, a known tumor suppressor pathway that also drives resistance to multiple targeted and chemo therapies. Our first program in the RAS pathways, IK-595, is designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. In addition, we are developing IK-175, an AHR antagonist in collaboration with Bristol Myers Squibb. Our focus on patient-driven development allows us to research both known and novel targets, with a shared guiding principle of aiming to address the unmet needs of biomarker-defined patient populations. Since we commenced operations in 2016, we have advanced multiple product candidates into clinical development. In addition, we have a robust discovery engine and a portfolio of early stage targeted oncology programs. Across the entirety of our pipeline, we aim to utilize our depth of institutional knowledge and breadth of tools to efficiently develop the right drug using the right modality for the right patient.

Our most advanced targeted oncology product candidate, IK-930, is an oral, paralog-selective, small molecule inhibitor of TEAD, a transcription factor in the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of human cancers and is widely accepted as a prevalent driver of cancer pathogenesis and a mediator of poor outcomes for patients. In our ongoing first-in-human Phase 1 clinical trial, we are focusing on indications that provide the potential to achieve rapid proof-of-concept, such as NF2 deficient mesothelioma and solid tumors with YAP1 or TAZ gene fusions, including EHE. Approximately 40% of mesothelioma patients are genetically deficient for the tumor suppressor NF2 and 100% of EHE patients have oncogenic YAP1 or TAZ gene fusions. In October 2021, our IND for IK-930 was cleared by the FDA and we subsequently initiated a first-in-human Phase 1 clinical trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of IK-930 as a monotherapy in patients with advanced solid tumors with or without gene alterations in the Hippo pathway. The first patient was dosed in January 2022. IK-930 received orphan drug designation for the treatment of mesothelioma from the FDA in March 2022. In June 2022, IK-930 was granted fast track designation from the FDA for the treatment of unresectable NF2-deficient mesothelioma. In addition to the monotherapy approach, we plan to assess IK-930 in combination with other targeted therapies across several indications with multiple targeted therapies. Based on the role that the Hippo pathway plays in resistance to other targeted therapies, we believe that IK-930 may expand the patient populations that could benefit from therapies like EGFR inhibitors, KRAS inhibitors, and MEK inhibitors among others. We have an established clinical collaboration with AstraZeneca for the evaluation of osimertinib in combination with IK-930 for patients with EGFR-mutant lung cancers as a cohort in the clinical program. Initial data from the monotherapy IK-930 clinical program is expected in the second half of 2023.

We nominated a development candidate in our RAS pathway program in November 2022. The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. We aim to target the pathway on multiple levels, including preventing known resistance mechanisms to achieve deep and sustained responses. Our first program in the space, IK-595, is designed to achieve novel inhibition of MEK-RAF by trapping MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. IK-595’s potential ability to complex CRAF, in particular, prevents a well-recognized signaling bypass mechanism that cancer cells employ to drive therapeutic resistance to other drugs in this class. In addition, trapping CRAF in an inactive complex prevents the kinase independent anti-apoptotic function in RAS and RAF mutant cancers, a mechanism that cannot be addressed with first generation MEK inhibitors or pan-RAF inhibitors. We are developing IK-595 as an oral therapy, with a half-life designed to enable a pharmacokinetic profile that we believe can be potentially superior to other pathway inhibitors, with the goal of optimizing the therapeutic window for patients. We plan to submit an IND to the FDA for IK-595 in the second half of 2023.
These two programs, IK-930 and IK-595, stemmed from our internal discovery engine, which continues its focus on discovering and developing novel targeted oncology programs. Our early research follows our philosophy of designing treatments for selected patient populations identified through the genetic make-up of their tumors and with the potential to expand the patient population that can benefit from targeted oncology through tackling mechanisms of therapeutic resistance.

Our pipeline also includes our immune-signaling program targeting AHR with our novel inhibitor, IK-175. The ongoing Phase 1a/1b clinical trial is evaluating IK-175 as a monotherapy and in combination with nivolumab in patients with advanced or metastatic solid tumors, including urothelial carcinomas, for which current standard-of-care therapy is no longer effective or is intolerable. Initial clinical data from the program was presented in November 2022 at the Society for Immunotherapy of Cancer Annual Meeting. These initial data included a 40% disease control rate and 20% overall response rate in urothelial carcinoma patients who received IK-175 in combination with nivolumab, with the majority of combination patients experiencing reduction in their target lesions. The study is ongoing, and we plan to share updates from the program in 2023.

We were incorporated as a Delaware corporation on March 2, 2016, and our headquarters is located in Boston, Massachusetts. Since our inception, we devoted all of our efforts to organizing and staffing our company, acquiring intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. On March 30, 2021, we completed an IPO, in which we issued and sold 8,984,375 shares of our common stock at a public offering price of $16.00 per share, including 1,171,875 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $143.8 million (or $131.3 million after deducting our discounts, commissions and offering expenses).

To date, we have not had any products approved for sale and have not generated any revenue from product sales.

We have incurred significant net losses in every year since our inception and expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $68.8 million and $34.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $214.2 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:

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
•
establish agreements with CROs and CMOs in connection with our preclinical studies and clinical trials;
•
require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•
seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•
add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our continued operations as a public company.

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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $156.9 million. We believe the existing cash and cash equivalents on hand as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2025. To date, we have primarily financed our operations through proceeds from private placements of preferred stock, payments from a collaboration agreement, related party revenue and completion of the IPO. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

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

All of our revenue has been derived from research and development revenue under our Bristol Myers Squibb Collaboration Agreement.

Collaboration Agreement and Stock Purchase Agreement with Bristol Myers Squibb

In January 2019, we entered into the Bristol Myers Squibb Collaboration Agreement with Celgene Corporation (which was acquired by Bristol Myers Squibb in November 2019), pursuant to which Bristol Myers Squibb may elect in its sole discretion to exclusively license rights to develop and commercialize compounds (and products and diagnostic products containing such compounds) that modulate the activity of two collaboration targets, kynurenine and AHR excluding AHR agonists for inverse agonists, which we are developing as IK-412 and IK-175, respectively. On a program-by-program basis, through the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, Bristol Myers Squibb has the exclusive option to exclusively license to develop, commercialize and manufacture the relevant product candidate worldwide. Concurrent with execution of the Bristol Myers Squibb Collaboration Agreement, we entered into a stock purchase agreement with Celgene Corporation (now Bristol Myers Squibb) in November 2019 (“the Stock Purchase Agreement”) pursuant to which we issued Celgene Corporation 14,545,450 shares of Series A-1 preferred stock.

Bristol Myers Squibb paid a total of $95.0 million in aggregate upfront consideration related to the Bristol Myers Squibb Collaboration Agreement and Stock Purchase Agreement. We are eligible to receive $50.0 million, in case of an exercise of its option with respect to IK-175, and $40.0 million, in case of an exercise of its option with respect to IK-412. If we do not complete a Phase 1b clinical trial by the end of the research term, we may elect to provide a data package to Bristol Myers Squibb upon which Bristol Myers Squibb may exercise the foregoing option for an additional $0.25 million fee. Upon the delivery of each license, we become eligible to receive up to $265.0 million in regulatory milestones and $185.0 million in commercial milestones as well as a tiered royalties at rates ranging from the high single to low teen digits percentages based on worldwide annual net sales by Bristol Myers Squibb, subject to specified gross sale reductions.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations:

	Year Ended December 31,
(In thousands, except percentages)	2022	2021	Dollar Change	Percent Change
Revenue:
Research and development revenue under collaboration agreement	$15,618	$30,985	$(15,367)	(50)%
Operating expenses:
Research and development	64,321	47,108	17,213	37%
General and administrative	22,201	18,015	4,186	23%
Total operating expenses	86,522	65,123	21,399	33%
Loss from operations	(70,904)	(34,138)	(36,766)	108%
Other income, net	2,139	23	2,116	9200%
Net loss	$(68,765)	$(34,115)	$(34,650)	102%

Revenue

The research and development revenue under collaboration agreement is related to the Bristol Myers Squibb Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The decrease in revenue during the year ended December 31, 2022, as compared to the same period in the prior year, was primarily due to change in estimate of the total services to be performed on the IK-412 program during the remainder of the Bristol Myers Squibb Collaboration Agreement term. In December 2021, the Company re-assessed the IK-412 program, which experienced manufacturing delays. Considering these delays and the timeline of the Bristol Myers Squibb partnership, the Company made the strategic decision to pause IK-412 development activities, outside of the committed manufacturing efforts, for the remainder of the Bristol Myers Squibb research term. As a result of the decision to pause, the Company recorded a change in estimate during the year ended December 31, 2021 and recognized $16.5 million of research and development revenue.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended December 31,
(In thousands, except percentages)	2022	2021	Dollar Change	Percent Change
Direct research and development expenses by program:
IK-930	$10,377	$8,351	$2,026	24%
IK-175	6,829	5,844	985	17%
IK-412	3,960	2,984	976	33%
IK-007	1,732	2,632	(900)	(34)%
IK-595	7,499	1,793	5,706	318%
Other discovery stage programs	9,192	9,915	(723)	(7)%
Research and development personnel and overhead expenses and unallocated	24,732	15,589	9,143	59%
Total research and development expenses	$64,321	$47,108	$17,213	37%

The increase in research and development expense of $17.2 million was primarily attributable to employee-related expenses due to an increase in headcount, research activities and consulting services for the Company’s development candidate IK-595, and increased clinical trial costs for IK-930.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended December 31,
(In thousands, except percentages)	2022	2021	Dollar Change	Percent Change
General and administrative	$22,201	$18,015	$4,186	23%

The increase in general and administrative expense of $4.2 million was primarily attributable to an increase in compensation and benefit related expenses due to an increase in headcount.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol Myers Squibb Collaboration Agreement, from cash obtained from acquisitions, and most recently, from common stock in our IPO. In March 2021, we completed our IPO in which we received net proceeds, inclusive of the exercise by the underwriters of their option of purchase additional shares, of approximately $131.3 million, after deducting underwriting discounts and commissions and offering expenses.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $156.9 million. Based upon our current operating plans, we expect that our existing cash and cash equivalents balances will enable us to meet our planned operating expenses and capital expenditure requirements into 2025.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2022	2021
Net cash used in operating activities	$(74,109)	$(60,252)
Net cash used in investing activities	(99,284)	(1,760)
Net cash provided by financing activities	1,095	131,738
Net increase (decrease) in cash and cash equivalents	$(172,298)	$69,726

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure.

The increase in cash used in operating activities of $13.9 million was attributable to the increase in our net loss incurred in the year ended December 31, 2022 of $34.7 million, primarily a result of increased spending on research and development activities as we advance our preclinical and clinical programs. This was partially offset by a decrease in the realization of revenue previously deferred of $15.4 million as a result of the Bristol Myers Squibb collaboration agreement.

Investing Activities

The increase in cash used investing activities of $97.5 million was primarily attributable the purchases of marketable securities of $216.3 million in connection with the Company investing its excess cash, offset by $118.5 of marketable security maturities.

Financing Activities

The decrease in cash provided by financing activities of $130.6 million primarily reflects cash proceeds received in connection with the IPO in March of 2021.

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

We expect that our existing cash, cash equivalents, and marketable securities as of December 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

We have a non-cancelable operating lease agreement for our office, lab and animal care facility space in our Boston, Massachusetts corporate headquarters. We expect lease payments under this commitment to total $1.8 million in 2023 and increase annually through the lease expiration in 2026. Our total future minimum lease payments for each of the next five years and in total are included in Note 14.

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts typically, do not contain any minimum purchase commitments and are cancelable by us, typically upon prior notice of 30 days. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Calculating the fair value of stock-based awards requires that we make subjective assumptions.

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

Emerging Growth Company

In April 2012, the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” (“EGC”), can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”) for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide this information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID: 42.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

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

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40287) filed with the Securities and Exchange Commission on March 17, 2022).

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

10.4*	Amended & Restated Non-Employee Director Compensation Policy
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

10.8

Master Collaboration Agreement by and between the Registrant and Celgene Corporation (now Bristol Myers Squibb), dated January 14, 2019 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253919) filed with the Securities and Exchange Commission on March 5, 2021).

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

IKENA ONCOLOGY, INC.

Date: March 14, 2023	By:	/s/ Mark Manfredi
Mark Manfredi, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Mark Manfredi	President, Chief Executive Officer and Director	March 14, 2023
Mark Manfredi, Ph.D.	Principal Executive Officer

/s/ Jotin Marango	Chief Financial Officer and Head of Corporate Development	March 14, 2023
Jotin Marango	Principal Financial Officer and Principal Accounting Officer

/s/ Owen Hughes	Director	March 14, 2023
Owen Hughes

/s/ David Bonita	Director	March 14, 2023
David Bonita, M.D.

/s/ Iain D. Dukes	Director	March 14, 2023
Iain D. Dukes, D.Phil.

/s/ Jean-François Formela	Director	March 14, 2023
Jean-François Formela, M.D.

/s/ Maria Koehler	Director	March 14, 2023
Maria Koehler, M.D., Ph.D.

/s/ Otello Stampacchia	Director	March 14, 2023
Otello Stampacchia, Ph.D.
/s/ Richard Wooster Richard Wooster, Ph.D.	Director	March 14, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Ikena Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ikena Oncology, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 14, 2023

IKENA ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$59,919	$232,217
Marketable securities	97,028	—
Prepaid expenses and other current assets	3,063	4,299
Total current assets	160,010	236,516
Property and equipment, net	3,205	2,439
Right-of-use asset	5,255	6,538
Deposits and other assets	3,789	2,386
Total assets	$172,259	$247,879
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,093	$2,384
Accrued expenses and other current liabilities	8,343	5,854
Operating lease liability	1,907	1,851
Deferred revenue	9,160	17,100
Total current liabilities	21,503	27,189
Long-term portion of operating lease liability	3,787	5,135
Deferred revenue, net of current portion	—	7,678
Total liabilities	25,290	40,002
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.001 par value - 10,000,000 shares authorized as of December 31, 2022 and 2021; No shares issued and outstanding as of December 31, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 36,257,493 issued and outstanding as of December 31, 2022; 150,000,000 shares authorized, 35,975,034 issued and outstanding as of December 31, 2021	36	36
Additional paid-in capital	361,915	353,295
Accumulated other comprehensive loss	(763)	—
Accumulated deficit	(214,219)	(145,454)
Total stockholders’ equity	146,969	207,877
Total liabilities and stockholders’ equity	$172,259	$247,879

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Statement of Operations
Research and development revenue under collaboration agreement	$15,618	$30,985
Operating expenses:
Research and development	64,321	47,108
General and administrative	22,201	18,015
Total operating expenses	86,522	65,123
Loss from operations	(70,904)	(34,138)
Other income (expense):
Interest income	2,149	23
Other expense	(10)	—
Total other income, net	2,139	23
Net loss	$(68,765)	$(34,115)

Other comprehensive loss:
Unrealized loss on marketable securities	(763)	—
Total comprehensive loss	$(69,528)	$(34,115)

Net loss per share:
Net loss per share attributable to common stockholders basic and diluted	$(1.90)	$(1.22)
Weighted-average common shares outstanding, basic and diluted	36,188,420	27,983,359

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	169,396,576	$205,979	3,096,903	$3	$10,288	$—	$(111,339)	$(101,048)
Initial public offering, net of issuance costs of $2.4 million	—	—	8,984,375	9	131,293	—	—	131,302
Conversion of convertible preferred stock into common stock	(169,396,576)	(205,979)	23,678,568	24	205,955	—	—	205,979
Exercise of stock options	—	—	215,188	—	582	—	—	582
Stock-based compensation	—	—	—	—	5,177	—	—	5,177
Net loss and comprehensive loss	—	—	—	—	—	—	(34,115)	(34,115)
Balance as of December 31, 2021	—	$—	35,975,034	$36	$353,295	$—	$(145,454)	$207,877
Exercise of stock options	—	—	282,459	—	1,095	—	—	1,095
Stock-based compensation	—	—	—	—	7,525	—	—	7,525
Other comprehensive loss	—	—	—	—	—	(763)	—	(763)
Net loss	—	—	—	—	—	—	(68,765)	(68,765)
Balance as of December 31, 2022	$—	$—	36,257,493	$36	$361,915	$(763)	$(214,219)	$146,969

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(68,765)	$(34,115)
Adjustments to reconcile net loss to net cash used in provided by operating activities
Depreciation	751	544
Amortization of marketable securities	50	—
Stock-based compensation expense	7,525	5,177
Non-cash operating lease expense	1,283	1,174
Loss on disposal of property and equipment	173	—
Net realized loss on marketable securities	12	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,236	(1,452)
Accounts payable	(291)	361
Accrued expenses and other current liabilities	2,230	1,298
Lease liability	(1,292)	(740)
Deferred revenue	(15,618)	(30,985)
Deposits and other assets	(1,403)	(1,514)
Net cash flows used in operating activities	(74,109)	(60,252)
Cash flows from investing activities
Purchases of property and equipment	(1,431)	(1,760)
Purchase of marketable securities	(216,338)	—
Sales and maturities of marketable securities	118,485	—
Net cash flows used in investing activities	(99,284)	(1,760)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	131,302
Proceeds from exercise of stock options	1,095	582
Proceeds from issuance of preferred stock, net of offering costs	—	(146)
Net cash flows provided by financing activities	1,095	131,738
Net (decrease) increase in cash and cash equivalents	(172,298)	69,726
Cash, cash equivalents and restricted cash, beginning of year	233,089	163,363
Cash, cash equivalents and restricted cash, end of year	$60,791	$233,089
Cash and cash equivalents	$59,919	$232,217
Restricted cash included in other assets	872	872
Cash, cash equivalents and restricted cash, end of year	$60,791	$233,089
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accounts payable and accrued expenses	$259	$13
Right-of-use assets and lease liabilities recognized upon lease inception	$—	$7,541

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION

Ikena Oncology Inc. is a targeted oncology company developing precision medicines tailored to biomarker-defined patient groups with specific unmet needs. With a robust biomarker and translational approach, the Company aims to develop targeted treatments and define patient populations who are most likely to respond to treatment. Ikena’s current programs are across the Hippo pathway, RAS pathway, and key immune signaling pathways in the tumor-microenvironment (TME). The Company’s approach in each of its programs is to target both cancer-driving targets and mechanisms of resistance to other targeted therapies. Since the Company commenced operations in 2016, it has advanced multiple product candidates into clinical development. In addition, the Company has a robust pipeline of discovery-stage targeted oncology programs.

On March 30, 2021 the Company completed an initial public offering ("IPO") in which the Company issued and sold 8,984,375 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 1,171,875 shares, at a public offering price of $16.00 per share and received $131.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

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

Use of Estimates: The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to the accruals for research and development expenses research and development revenue under a collaboration agreement.

Liquidity: The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful development of its product candidates, raising additional capital with favorable terms, protection of proprietary technology and market acceptance of any approved future products. The successful development of product candidates requires substantial working capital, which may not be available to the Company on favorable terms or at all.

To date, the Company has financed its operations primarily through the initial public offering of its common stock, private placements of preferred stock, payments from a collaboration arrangement and related party revenue. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, the Company’s revenue has primarily been from a collaboration agreement. The Company has devoted substantially all of its financial resources and efforts to identifying potential product candidates and conducting preclinical studies and clinical trials.

As of December 31, 2022, the Company’s cash, cash equivalents, marketable securities were $156.9 million. The Company believes the cash, cash equivalents, marketable securities as of December 31, 2022 will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may realize additional cash resources upon the achievement of certain collaboration agreement option exercises, or it may pursue additional cash resources through public or private equity or by establishing collaborations with other companies.

Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration exercise options will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders.

If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations. As of December 31, 2022, the Company had an accumulated deficit of $214.2 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.

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

Concentration of Credit Risk and of Significant Suppliers: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. Additionally, as of December 31, 2022, the Company has not experienced any credit related losses on accounts that hold the Company’s cash, cash equivalents and marketable securities.

The Company is dependent on third-party manufacturers and CROs to supply products and provide services for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. The Company also relies on at least two CROs to conduct its clinical trials. The Company’s programs could be adversely affected if a third-party manufacturer or a CRO is unable to successfully carry out their contractual obligations or meet expected deadlines. If a third-party manufacturer or a CRO needs to be replaced, the Company may not be able to complete its program development on its anticipated timelines and may incur additional expenses as a result, which could be significant.

Fair Value of Financial Instruments: The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts payable, and marketable securities. The carrying amounts of cash equivalents, restricted cash, and accounts payable approximate their estimated fair value due to their short-term maturities. Fair value is estimated based on a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

Cash and Cash Equivalents: The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. The Company’s cash equivalents are generally composed of commercial paper, U.S. government-sponsored enterprise securities, U.S. treasury securities and money market funds.

Marketable securities: The Company invests its excess cash balances in marketable securities and classifies its investments as available-for-sale based on facts and circumstances present at the time it purchased the securities. At each balance sheet date presented, the Company classified all of its investments in marketable securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. The Company reports available-for-sale securities at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the marketable securities, the Company considers all available evidence to evaluate if an impairment loss exists, and if so, adjusts the investment to market value through a charge to its consolidated statements of operations and comprehensive loss.

Restricted Cash: As of December 31, 2022 and 2021, the Company maintained restricted cash totaling approximately $0.9 million and $0.9 million, respectively, held in the form of a money market account as collateral for the Company’s facility lease obligations. The balance is included within other non-current assets in the accompanying consolidated balance sheets.

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

As of December 31, 2022, the Company had one collaborative agreement with Bristol-Myers Squibb, which the Company entered into in January 2019 For a complete discussion of the accounting related to Bristol Myers Squibb Collaboration Agreement, see Note 8, Collaboration Agreement and Stock Purchase Agreement with Bristol Myers Squibb.

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

Stock-based Compensation: The Company’s stock-based compensation program grants awards that may include stock options, restricted stock awards, restricted stock units, and other stock-based awards. The fair values of stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The fair values of restricted stock awards and restricted stock units are based on the fair value of the Company’s common stock on the date of grant. The estimated fair values of the awards are expensed over the requisite service period, which is generally the vesting period of the award. For service-based awards that are subject to graded vesting, the Company has elected to recognize compensation expense for these awards on a straight-line basis. The Company accounts for forfeitures as they occur. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

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

Leases: Under Accounting Standards Codification (ASC) 842 Leases, which was adopted on January 1, 2020, the Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company’s operating leases are recognized on its consolidated balance sheet as other long-term assets, other current liabilities, and other long-term liabilities. The Company does not have any finance leases.

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

Accumulated Other Comprehensive Loss: Comprehensive loss is defined as the change in the equity of a business entity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss consists of: (i) all components of net loss and (ii) all components of comprehensive loss other than net loss, referred to as other comprehensive loss. Other comprehensive loss is comprised of unrealized gains and losses on debt securities.

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

Recent Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements and disclosures.

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$55,861	$55,861	$—	$—
Marketable securities
U.S. treasury securities	22,606	—	22,606	—
Corporate debt securities	74,422	—	74,422	—
Total assets	$152,889	$55,861	$97,028	$—

	As of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$232,017	$232,017	$—	$—
Total assets	$232,017	$232,017	$—	$—

For the years ended December 31, 2022 and 2021, there were no transfers into or out of Level 3.

4. MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	22,630	—	(24)	22,606
Corporate debt securities	75,161	—	(739)	74,422
Total	$97,791	$—	$(763)	$97,028

The Company did not hold any marketable securities as of December 31, 2021.

As of December 31, 2022, the Company held 43 marketable securities in an unrealized loss position. These investments were in loss for less than 12 months and the Company considers the loss to be temporary in nature. The Company considered the decline in market value for these investments to be primarily attributable to economic and market conditions. In accordance with the Company’s investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during years ended December 31, 2022 and 2021. The Company did not recognize any credit-related allowance to available-for-sale securities as of the years ended December 31, 2022 and 2021. The Company does not intend to sell its marketable securities and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost bases, which may be maturity.

Marketable securities fair value by contractual maturity were as follows (in thousands):

As of December 31, 2022
Due in one year or less	$79,652
Due after one year through five years	17,376
Total	$97,028

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Clinical, manufacturing and scientific development	$1,372	$2,820
Prepaid Insurance	727	850
Other	964	629
Total	$3,063	$4,299

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2022	2021
Property and equipment:
Lab equipment	$2,858	$1,776
Leasehold improvements	1,216	923
Electronic equipment and software	481	430
Furniture and fixtures	475	384
Total property and equipment	5,030	3,513
Less: accumulated depreciation	(1,825)	(1,074)
Property and equipment, net	$3,205	$2,439

Depreciation expense for the years ended December 31, 2022 and 2021 was $0.9 million and $0.5 million, respectively. There were no impairments for the years ended December 31, 2022 and 2021.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Employee compensation	$3,236	$2,809
Research and development expenses	4,462	2,489
Professional fees	526	530
Other current liabilities	119	26
Total	$8,343	$5,854

8. COLLABORATION AGREEMENT AND STOCK PURCHASE AGREEMENT WITH BRISTOL MYERS SQUIBB

In January 2019, the Company entered into the Bristol Myers Squibb Collaboration Agreement with Celgene Corporation, which was acquired by Bristol Myers Squibb in November 2019, whereby the Company will carry out initial research and development activities with the goal of identifying and developing drug candidates for certain cancer types. Concurrent with execution of the Bristol Myers Squibb Collaboration Agreement, the Company entered into a stock purchase agreement with Bristol Myers Squibb, which resulted in the issuance of 14,545,450 shares of Series A-1 Preferred Stock (the “Stock Purchase Agreement”). In connection with the Company’s IPO, the series A-1 preferred stock converted into common stock.

Agreement Structure

Under the Bristol Myers Squibb Collaboration Agreement, the Company will conduct exploratory and discovery activities, with the goal of identifying product candidates for certain targets, which are in the kynurenine pathway, which the Company is developing as IK-412, and the aryl hydrocarbon receptor (“AHR”), which the Company is developing as IK-175. The Company is obligated to advance research and development activities through the earlier of January 2024 or the completion of a Phase 1b clinical trial for each program ("the research term"). Bristol Myers Squibb has the option to receive a global-development, manufacture and commercialization license for the product candidate, which expires in January 2024. Subsequent to the delivery of a license, Bristol Myers Squibb is responsible for the worldwide development, manufacturing and commercialization of these product candidates.

Bristol Myers Squibb paid the Company a total of $95.0 million in aggregate upfront consideration related to the Bristol Myers Squibb Collaboration Agreement and Stock Purchase Agreement. The Company is eligible to receive $50.0 million, in case of an exercise of its option with respect to IK-175, and $40.0 million, in case of an exercise of its option with respect to IK-412. If the Company does not complete a Phase 1b clinical trial by the end of the research term, the Company may provide a data package to Bristol Myers Squibb to support the decision to exercise the option for an additional $0.25 million. Upon the exercise of the delivery of each license, the Company becomes eligible to receive up to $450 million in milestone payments as well as a tiered royalty on worldwide sales from the high single to low teen digits.

Accounting Considerations of the Agreement

The Bristol Myers Squibb Collaboration Agreement and the Stock Purchase Agreement were executed concurrently and in contemplation of each other. The issuance of Series A-1 Preferred Stock was initially accounted for at fair value. The purchase price for the Series A-1 Preferred Stock was considered to be at a discount from fair value, and therefore $1.8 million of the upfront from the Bristol Myers Squibb Collaboration Agreement was allocated to the equity arrangement.

The Company determined that the Bristol Myers Squibb Collaboration Agreement represented a contract with a customer and should be accounted for in accordance with ASC 606. The Company identified the two performance obligations, which are research and development services for IK-175 and IK-412. The options to receive worldwide development and commercialization licenses for the two targets and the option to receive manufacturing services in the future were determined to not provide any material rights to the customer and are therefore not considered to be performance obligations. The arrangement also contains certain di minimis items, including participation on joint oversight committees.

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

In December 2021, the Company re-assessed the IK-412 program, which experienced manufacturing delays as a key component required in the manufacturing of IK-412, is similarly essential to the manufacturing of COVID-19 vaccines and therapies. As such, the availability of the component was delayed as resources were allocated towards vaccine production. Considering these delays and the timeline of the Bristol Myers Squibb partnership, the Company made the strategic decision to pause IK-412 development activities for the remainder of the Bristol Myers Squibb research term outside of the committed manufacturing efforts, which were completed in 2022.

During the year ended December 31, 2022 and 2021, the Company recognized revenue of $15.6 million and $31.0 million, respectively, from the Bristol Myers Squibb Collaboration Agreement. The consolidated balance sheet as of December 31, 2022 includes current deferred revenue of $9.2 million related to this agreement. This amount is expected to be recognized as performance obligations are satisfied through the completion of the research and development services for the partnered programs.

9. COMMON STOCK

As of December 31, 2022 and 2021, the Company had 150,000,000 and 150,000,000 shares of common stock authorized, respectively, of which 36,257,493 and 35,975,034 were issued and outstanding as of December 31, 2022 and 2021, respectively.

Voting: The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written action in lieu of meetings; there is no cumulative voting. The holders of outstanding shares of common stock shall be entitled to elect two directors of the Company.

Dividends: The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. No dividends have been declared or paid by the Company since its inception.

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

In March 2021, the Company’s stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on March 30, 2021. The 2021 Plan replaced the 2016 Plan as the board of directors had determined it would not to make additional awards under the 2016 Plan following the closing of the initial public offering. However, the 2016 Plan will continue to govern outstanding equity awards granted thereunder. The shares of the Company’s common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2021 Plan.

The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to officers, employees, directors and consultants. The number of shares initially reserved under the 2021 Plan was 3,263,664 shares of the Company’s common stock. The 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2021 Plan on the first day of each fiscal year during the period beginning in fiscal year 2022. The annual increase in the number of shares shall be equal to 4% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the 2021 Plan. On January 1, 2022, the number of shares of common stock available for issuance under the 2021 Plan increased by 1,439,001 shares as a result of the automatic increase provision of the 2021 Plan. As of December 31, 2022, 2,639,915 shares of common stock remain available for future issuance under the 2021 Plan.

The vesting periods for equity awards, which generally is four years, are determined by the Board of Directors. The contractual term for stock option awards is ten years.

The total compensation expense recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$3,974	$2,427
General and administrative	3,551	2,750
Total share-based compensation expense	$7,525	$5,177

The weighted-average fair value of the stock options granted during the year ended December 31, 2022 and 2021 was $5.52 and $6.13 per share, respectively. As of December 31, 2022, the total unrecognized stock-based compensation balance for unvested options was $17.7 million which is expected to be recognized over 2.6 years.

The following table summarizes stock option activity under the Plan for the year ended December 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	5,822,373	$7.17	8.27	$33,275
Granted	1,927,649	7.71
Exercised	(282,459)	3.88
Cancelled or forfeited	(878,084)	8.50
Outstanding as of December 31, 2022	6,589,479	$7.29	7.73	$362,112
Vested or expected to vest as of December 31, 2022	6,589,479	$7.29	7.73	$362,112
Options exercisable as of December 31, 2022	3,009,095	$5.76	6.50	$358,798

The intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $1.2 million and $1.9 million, respectively.

The fair value of each option award granted during the years ended December 31, 2022 and 2021 is estimated on the date of grant using the Black-Scholes option pricing model. This model incorporates various assumptions, including the expected volatility, expected term, and interest rates. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.67% to 3.59%	0.68% to 1.33%
Expected dividend yield	0%	0%
Expected option term (in years)	5.15 to 6.08	6.00 to 6.08
Expected stock price volatility range	83.60% to 86.00%	68.58% to 73.30%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of December 31, 2022, no shares have been purchased by employees under the ESPP.

11. EMPLOYEE BENEFIT PLAN

The Company has a defined-contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the plan by the Company totaled $0.6 million for the year ended December 31, 2022. The Company did not make any employer contributions for the year ended December 31, 2021. Employees can designate the investment of their 401(k) accounts into several mutual funds. Administrative costs of the plan for each of the years ended December 31, 2022 and 2021, were immaterial.

12. INCOME TAXES

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2022	2021
Tax effected at statutory rate	21.0%	21.0%
State taxes	7.2%	7.4%
Stock compensation	(0.5)%	(0.7)%
Non-deductible expenses	(0.7)%	(0.5)%
Federal research and development credits	5.0%	5.0%
Change in valuation allowance	(32.0)%	(32.2)%
Total	—%	—%

The Company’s total deferred tax assets are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Federal net operating loss carryforward	$22,875	$18,233
State net operating loss carryforward	6,693	5,269
R&D credit carryforwards	10,667	6,385
Capitalized start-up costs	219	242
Accruals and reserves	823	629
Deferred revenue	2,502	6,769
Stock based compensation	1,900	1,026
Lease liability	1,556	1,908
Capitalized R&E	14,995	—
Total deferred tax asset	62,230	40,461

Deferred tax liability:
Fixed assets	$(761)	$(648)
Right of use asset	(1,436)	(1,786)
Total deferred tax liability	(2,197)	(2,434)
Net deferred tax asset and liability before valuation allowance	60,033	38,027
Valuation allowance	(60,033)	(38,027)
Net deferred tax asset	$-	$-

The Company has had no income tax expense due to operating losses incurred since inception. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During 2022, the valuation allowance increased by $22.0 million primarily due to the increase in the Company’s book loss reported in the period.

Beginning in 2022, Tax Cuts and Jobs Act (“TCJA”) amended Section 174 and now requires U.S.-based and non-U.S-based research and experimental (“R&E”) expenditures to be capitalized and amortized over a period of five or 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. Prior to the TCJA amendment, Section 174 allowed taxpayers to immediately deduct R&E expenditures in the year paid or incurred. The Company has applied this required change in accounting method beginning in 2022 and the computation may be adjusted pending future IRS guidance.

As of December 31, 2022, the Company had approximately $108.9 million and $105.9 million of Federal & State operating loss carryforwards respectively. The Federal net operating losses are not subject to expiration and the state net operating losses begin to expire in 2037. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2022, the Company also has federal and state research and development tax credit carryforwards of approximately $8.4 million and $2.8 million respectively, to offset future income taxes, which will begin to expire beginning in December 2031. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The amount of loss carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the company's ultimate parent.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; and specifies how reserves for uncertain tax positions should be classified on the balance sheet; among other provisions. As of December 31, 2022, and 2021, the Company has not recorded tax reserves associated with any unrecognized tax benefits.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more-likely-than-not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. To date, the Company has not incurred interest and penalties related to uncertain tax positions.

The Company has not conducted a study of its research and development credit carryforwards. This study may result in an adjustment to research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

The Company’s federal and Massachusetts income tax returns for the years ended December 31, 2018 to December 31, 2022 remain open and are subject to examination by the Internal Revenue Service and state taxing authorities.

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

14. LEASE OBLIGATION

On July 21, 2020, the Company entered into an operating lease agreement for 20,752 square feet of office, lab and animal care facility space located in Boston, Massachusetts for the Company’s corporate headquarters. The commencement date of the lease was February 19, 2021 and the lease term is 63 months. The base rent at commencement is $0.1 million per month and escalates by 3% annually for total lease payments during the term of $9.3 million.

The Company’s lease agreement requires the Company to maintain a cash letter of credit to secure their obligations under the lease of $0.9 million. This balance is included in other assets on the accompanying consolidated balance sheets. The Company recognized a right of use asset of $7.5 million and an operating lease liability of $7.5 million upon the commencement of the lease.

The components of the lease costs which are included in the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease costs	$1,764	$1,693
Variable lease costs	466	479
Total lease costs	$2,230	$2,172

Variable lease cost primarily related to operating expenses, parking, taxes and insurance associated with the Company's operating leases.

Supplemental cash flow information relating to the Company’s leases were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,774	$1,259

The remaining lease terms and discount rates related to the Company's leases were as follows:

	As of December 31,
	2022	2021
Remaining lease term	3.4 years	4.4 years
Discount Rate	7.7%	7.7%

The future minimum lease payments for the Company’s operating lease as of December 31, 2022, were as follows (in thousands):

Fiscal Year	Operating Leases
2023	1,827
2024	1,882
2025	1,938
2026	817
2027	—
Total minimum lease payments	6,464
Less amounts representing interest or imputed interest	770
Present value of lease liabilities	$5,694

15. COMMITMENTS AND CONTINGENCIES

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of December 31, 2022 or royalties on future sales of specified products that have not yet occurred as of December 31, 2022.

16. RELATED PARTY TRANSACTIONS

The Company entered into several agreements with a director and an entity affiliated with a director:

1.
As discussed in Note 11 above, the Company has entered into a license agreement with the University, which was affiliated with a director of the Company at the time of the license agreement. During the years ended December 31, 2022 and 2021 the Company recorded expenses in connection with University license fees and certain patent-related costs incurred on its behalf of $0.2 million and $0.2 million, respectively.
2.
Certain entities affiliated with directors purchased shares in the IPO.

17. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Year ended December 31,
	2022	2021
Options to Purchase Common Stock	6,589,479	5,822,373
Total	6,589,479	5,822,373