Form 10-Q
period 2023-03-31
Ikena Oncology, Inc.
filed 2023-05-15
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 36,269,993 shares of common stock, $0.001 par value per share, outstanding.

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

•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions, bank failures, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those under the caption “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$29,329	$59,919
Marketable securities	108,484	97,028
Prepaid expenses and other current assets	3,365	3,063
Total current assets	141,178	160,010
Property and equipment, net	3,126	3,205
Right-of-use asset	4,918	5,255
Deposits and other assets	3,179	3,789
Total assets	$152,401	$172,259
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,759	$2,093
Accrued expenses and other current liabilities	5,424	8,343
Operating lease liability	1,920	1,907
Deferred revenue	3,847	9,160
Total current liabilities	13,950	21,503
Long-term portion of operating lease liability	3,429	3,787
Total liabilities	17,379	25,290
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value - 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; No shares issued and outstanding as of March 31, 2023 or December 31, 2022	—	—
Common stock, $0.001 par value - 150,000,000 shares authorized, as of March 31, 2023 and December 31, 2022; 36,257,493 issued and outstanding as of March 31, 2023 and December 31, 2022	36	36
Additional paid-in capital	363,915	361,915
Accumulated other comprehensive loss	(491)	(763)
Accumulated deficit	(228,438)	(214,219)
Total stockholders’ equity	135,022	146,969
Total liabilities and stockholders’ equity	$152,401	$172,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Statement of Operations
Research and development revenue under collaboration agreement	$5,313	$3,384
Operating expenses:
Research and development	15,552	14,343
General and administrative	5,276	6,003
Total operating expenses	20,828	20,346
Loss from operations	(15,515)	(16,962)
Other income (expense):
Interest income	730	172
Other income (expense)	566	(49)
Total other income, net	1,296	123
Net loss	$(14,219)	$(16,839)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	272	(478)
Total comprehensive loss	$(13,947)	$(17,317)

Net loss per share:
Net loss per share attributable to common stockholders basic and diluted	$(0.39)	$(0.47)
Weighted-average common stock outstanding, basic and diluted	36,257,493	36,075,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	36,257,493	$36	$361,915	$(763)	$(214,219)	$146,969
Stock-based compensation	—	—	2,000	—	—	2,000
Other comprehensive income	—	—	—	272	—	272
Net loss	—	—	—	—	(14,219)	(14,219)
Balance as of March 31, 2023	36,257,493	$36	$363,915	$(491)	$(228,438)	$135,022

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	35,975,034	$36	$353,295	$—	$(145,454)	$207,877
Stock-based compensation	—	—	1,900	—	—	1,900
Exercise of stock options	134,500	—	495	—	—	495
Other comprehensive loss	—	—	—	(478)	—	(478)
Net loss	—	—	—	—	(16,839)	(16,839)
Balance as of March 31, 2022	36,109,534	$36	$355,690	$(478)	$(162,293)	$192,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(14,219)	$(16,839)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	231	180
Amortization of premiums and discounts on marketable securities	(530)	42
Stock-based compensation	2,000	1,900
Non-cash operating lease expense	337	312
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	308	624
Accounts payable	666	4
Accrued expenses and other current liabilities	(2,919)	(1,523)
Lease liability	(345)	(307)
Deferred revenue	(5,313)	(3,384)
Deposits and other assets	—	(793)
Net cash flows used in operating activities	(19,784)	(19,784)
Cash flows from investing activities
Purchases of property and equipment	(152)	(33)
Purchase of marketable securities	(41,726)	(166,018)
Sales and maturities of marketable securities	31,072	—
Net cash flows used in investing activities	(10,806)	(166,051)
Cash flows from financing activities
Proceeds from exercise of stock options	—	495
Net cash flows provided by financing activities	—	495
Net increase (decrease) in cash and cash equivalents and restricted cash	(30,590)	(185,340)
Cash, cash equivalents and restricted cash, beginning of period	60,791	233,089
Cash, cash equivalents and restricted cash, end of period	$30,201	$47,749
Cash and cash equivalents	$29,329	$46,877
Restricted cash included in other assets	872	872
Cash, cash equivalents and restricted cash, end of period	$30,201	$47,749
Supplemental cash flow information
Reclassification of deposits and other assets to prepaid expenses and other current assets	$609,866	$—
Noncash investing and financing activities
Unrealized gains (losses) on marketable securities	$272	$(478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Ikena Oncology Inc. (the “Company”) is a targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance in the Hippo and RAS onco-signaling network. The Company’s lead targeted oncology program, IK-930, is a TEAD1-selective Hippo pathway inhibitor, a known tumor suppressor pathway that also drives resistance to multiple targeted therapies. The Company’s first program in the RAS pathways, IK-595, is designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. In addition, the Company is developing IK-175, an aryl hydrocarbon receptor (“AHR”) antagonist in collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”). The Company’s focus on patient-driven development allows it to research both known and novel targets, with a shared guiding principle of aiming to address the unmet needs of biomarker-defined patient populations. Since the Company commenced operations in 2016, it has advanced multiple product candidates into clinical development. In addition, the Company has a robust discovery engine and portfolio of early stage targeted oncology programs. Across the entirety of its pipeline, the Company aims to utilize its depth of institutional knowledge and breadth of tools to efficiently develop the right drug using the right modality for the right patient.

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

The accompanying condensed consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position for the reported periods. The results of operations for any interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2022, which were included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023.

2. Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arrys Therapeutics, Inc. (“Arrys”), Ikena Oncology Securities Corporation, and Amplify Medicines, Inc, (“Amplify”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to the accruals for research and development expenses and research and development revenue under a collaboration agreement.

Summary of Significant Accounting Policies: The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2023. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023 except as discussed below.

Concentration of Credit Risk and of Significant Suppliers: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. Additionally, as of March 31, 2023, the Company has not experienced any credit related losses on accounts that hold the Company’s cash, cash equivalents and marketable securities.

The Company is dependent on third-party manufacturers and clinical research organizations (“CROs”) to supply products and provide services for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. The Company also relies on at least two CROs to conduct its clinical trials. The Company’s programs could be adversely affected if a third-party manufacturer or a CRO is unable to successfully carry out their contractual obligations or meet expected deadlines. If a third-party manufacturer or a CRO needs to be replaced, the Company may not be able to complete its program development on its anticipated timelines and may incur additional expenses as a result, which could be significant.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	As of March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$11,613	$11,613	$—	$—
Corporate debt securities	3,496	—	3,496	—
U.S. treasury securities	10,936	—	10,936	—
Marketable securities
U.S. treasury securities	48,885	—	48,885	—
Corporate debt securities	59,599	—	59,599	—
Total assets	$134,529	$11,613	$122,916	$—

	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$55,861	$55,861	$—	$—
Marketable securities
U.S. treasury securities	22,606	—	22,606	—
Corporate debt securities	74,422	—	74,422	—
Total assets	$152,889	$55,861	$97,028	$—

During the three months ended March 31, 2023 and twelve months ended December 31, 2022, there were no transfers into or out of Level 3.

4. Marketable securities

The following table summarizes the Company's marketable securities (in thousands):

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$59,845	$4	$(28)	$59,821
Corporate debt securities	63,562	1	(468)	63,095
Total	$123,407	$5	$(496)	$122,916

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$22,630	$—	$(24)	$22,606
Corporate debt securities	75,161	—	(739)	74,422
Total	$97,791	$—	$(763)	$97,028

In accordance with the Company's investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value.

As of March 31, 2023, the Company held 37 marketable securities in an unrealized loss position. The Company does not intend to sell its marketable securities and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity. The Company did not record any impairment charges related to its available-for-sale securities during the three months ended March 31, 2023 and 2022. The Company did not recognize any credit-related allowance to available-for-sale securities as of the three months ended March 31, 2023 and 2022.

The fair values of the Company's marketable securities by classification in the condensed consolidated balance sheets were as follows:

	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents	$14,432	$—
Marketable securities	108,484	97,028
Total	$122,916	$97,028

Marketable securities fair value by contractual maturity were as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Due in one year or less	$111,617	$79,652
Due after one year through five years	11,299	17,376
Total	$122,916	$97,028

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Clinical, manufacturing and scientific development	$1,862	$1,372
Prepaid Insurance	90	727
Other	1,413	964
Total	$3,365	$3,063

6. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Property and equipment:
Lab equipment	$3,007	$2,858
Leasehold improvements	1,219	1,216
Electronic equipment and software	481	481
Furniture and fixtures	475	475
Total property and equipment	5,182	5,030
Less: accumulated depreciation	(2,056)	(1,825)
Property and equipment, net	$3,126	$3,205

Depreciation expense for each of the three months ended March 31, 2023 and 2022 was $0.2 million. There were no impairments for the three months ended March 31, 2023 and 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Employee compensation	$1,128	$3,236
Research and development expenses	3,545	4,462
Professional fees	737	526
Other current liabilities	14	119
Total	$5,424	$8,343

8. Collaboration Agreement and Stock Purchase Agreement with Bristol-Myers Squibb

In January 2019, the Company entered into the Bristol-Myers Squibb Collaboration Agreement with Celgene Corporation, which was acquired by Bristol-Myers Squibb in November 2019, whereby the Company will carry out initial research and development activities with the goal of identifying and developing drug candidates for certain cancer types. Concurrent with execution of the Bristol-Myers Squibb Collaboration Agreement, the Company entered into a stock purchase agreement with Bristol-Myers Squibb, which resulted in the issuance of 14,545,450 shares of Series A-1 Preferred Stock (the “Stock Purchase Agreement”). In connection with the Company’s initial public offering (“IPO”), the series A-1 preferred stock converted into common stock.

Agreement Structure

Under the Bristol-Myers Squibb Collaboration Agreement, the Company will conduct exploratory and discovery activities, with the goal of identifying product candidates for certain targets, which are in the kynurenine pathway, which the Company is developing as IK-412, and the AHR, which the Company is developing as IK-175. The Company is obligated to advance research and development activities through the earlier of January 2024 or the completion of a Phase 1b clinical trial for each program (“the research term”). Bristol-Myers Squibb has the option to receive a global-development, manufacture and commercialization license for the product candidate, which expires in January 2024. Subsequent to the delivery of a license, Bristol-Myers Squibb is responsible for the worldwide development, manufacturing and commercialization of these product candidates.

Bristol-Myers Squibb paid the Company a total of $95.0 million in aggregate upfront consideration related to the Bristol-Myers Squibb Collaboration Agreement and Stock Purchase Agreement. The Company is eligible to receive $50.0 million, in case of an exercise of its option with respect to IK-175, and $40.0 million, in case of an exercise of its option with respect to IK-412. If the Company does not complete a Phase 1b clinical trial by the end of the research term, the Company may provide a data package to Bristol-Myers Squibb to support the decision to exercise the option for an additional $0.25 million. Upon the exercise of the delivery of each license, the Company becomes eligible to receive up to $450 million in milestone payments as well as a tiered royalty on worldwide sales from the high single to low teen digits.

Accounting Considerations of the Agreement

The Bristol-Myers Squibb Collaboration Agreement and the Stock Purchase Agreement were executed concurrently and in contemplation of each other. The issuance of Series A-1 Preferred Stock was initially accounted for at fair value. The purchase price for the Series A-1 Preferred Stock was considered to be at a discount from fair value, and therefore $1.8 million of the upfront from the Bristol-Myers Squibb Collaboration Agreement was allocated to the equity arrangement.

The Company determined that the Bristol-Myers Squibb Collaboration Agreement represented a contract with a customer and should be accounted for in accordance with ASC 606. The Company identified the two performance obligations, which are research and development services for IK-175 and IK-412. The options to receive worldwide development and commercialization licenses for the two targets and the option to receive manufacturing services in the future were determined to not provide any material rights to the customer and are therefore not considered to be performance obligations. The arrangement also contains certain other items, including participation on joint oversight committees.

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

In December 2021, the Company re-assessed the IK-412 program, which experienced manufacturing delays as a key component required in the manufacturing of IK-412, is similarly essential to the manufacturing of COVID-19 vaccines and therapies. As such, the availability of the component was delayed as resources were allocated towards vaccine production. Considering these delays and the timeline of the Bristol-Myers Squibb partnership, the Company made the strategic decision to pause IK-412 development activities for the remainder of the Bristol-Myers Squibb research term outside of the committed manufacturing efforts, which were completed in 2022.

The Company recognized revenue of $5.3 million and $3.4 million in the three months ended March 31, 2023 and 2022, respectively, from the Bristol-Myers Squibb Collaboration Agreement, that in each case was previously included in deferred revenue at the beginning of the respective period. The condensed consolidated balance sheet as of March 31, 2023 includes current deferred revenue of $3.8 million related to this agreement. This amount is expected to be recognized as performance obligations are satisfied through the completion of the research and development services for the partnered programs.

9. Stock-Based Compensation

The Company grants stock options under the 2021 Stock Incentive Plan (the “2021 Plan”). The Company also has stock options outstanding under the 2016 Stock Incentive Plan (“2016 Plan”), but is no longer granting awards under such plan. All shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2021 and 2016 Plans are added back to the shares of common stock available for issuance under the 2021 Plan. On January 1, 2023 the number of shares available for issuance under the 2021 Plan increased by 1,450,299 shares as a result of the evergreen provision. As of March 31, 2023, 3,033,386 shares of common stock remain available for future issuance under the 2021 Plan.

The total compensation expense recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,072	$997
General and administrative	928	903
Total	$2,000	$1,900

The weighted-average fair value of the stock options granted during the three months ended March 31, 2023 was $1.96. As of March 31, 2023, the total unrecognized stock-based compensation expense for unvested options was $17.8 million which is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes stock option activity under the 2021 Plan for the three months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	6,589,479	$7.29	7.73	$362
Granted	1,370,975	2.63
Exercised	—	—
Cancelled or forfeited	(314,147)	5.71
Outstanding as of March 31, 2023	7,646,307	$6.52	7.95	$2,037
Vested or expected to vest as of March 31, 2023	7,646,307	$6.52	7.95	$2,037
Options exercisable as of March 31, 2023	3,311,203	$6.32	6.65	$892

No options were exercised during the three months ended March 31, 2023. The aggregate intrinsic value of options exercised for the three months ended March 31, 2022 was $0.9 million.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing presented on a weight average basis were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.92%	1.67%
Expected dividend yield	0%	0%
Expected option term (in years) range	6.08	6.07
Expected stock price volatility	86.45	83.55

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of March 31, 2023, there has been no increase in the shares reserved and available for issuance and no shares have been purchased by employees under the ESPP.

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

11. Commitments and Contingencies

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of March 31, 2023 or royalties on future sales of specified products that have not yet occurred as of March 31, 2023.

12. Net Loss per Share Attributable to Common Stockholders

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase Common Stock	7,646,307	6,270,759
Total	7,646,307	6,270,759

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K that was filed with the SEC on March 14, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance in the Hippo and RAS onco-signaling network. Our lead targeted oncology program, IK-930, is a TEAD1-selective Hippo pathway inhibitor, a known tumor suppressor pathway that also drives resistance to multiple targeted therapies. Our first program in the RAS pathways, IK-595, is designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. In addition, we are developing IK-175, an aryl hydrocarbon receptor (“AHR”) antagonist in collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”). Our focus on patient-driven development allows us to research both known and novel targets, with a shared guiding principle of aiming to address the unmet needs of biomarker-defined patient populations. Since we commenced operations in 2016, we have advanced multiple product candidates into clinical development. In addition, we have a robust discovery engine and a portfolio of early stage targeted oncology programs. Across the entirety of our pipeline, we aim to utilize our depth of institutional knowledge and breadth of tools to efficiently develop the right drug using the right modality for the right patient.

Our most advanced targeted oncology product candidate, IK-930, is an oral, TEAD1-selective, small molecule inhibitor of the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of human cancers and is widely accepted as a prevalent driver of cancer pathogenesis and a mediator of poor outcomes for patients. In our ongoing first-in-human Phase 1 clinical trial, we are focusing on indications that provide the potential to achieve rapid proof-of-concept, such as NF2 deficient mesothelioma and solid tumors with YAP1 or TAZ gene fusions, including EHE. Approximately 40% of mesothelioma patients are genetically deficient for the tumor suppressor NF2 and 100% of EHE patients have oncogenic YAP1 or TAZ gene fusions. In October 2021, our IND for IK-930 was cleared by the FDA and we subsequently initiated a first-in-human Phase 1 clinical trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of IK-930 as a monotherapy in patients with advanced solid tumors with or without gene alterations in the Hippo pathway. The first patient was dosed in January 2022. IK-930 received orphan drug designation for the treatment of mesothelioma from the FDA in March 2022. In June 2022, IK-930 was granted fast track designation from the FDA for the treatment of unresectable NF2-deficient mesothelioma. In addition to the monotherapy approach, we plan to assess IK-930 in combination with other targeted therapies across several indications with multiple targeted therapies. Based on the role that the Hippo pathway plays in resistance to other targeted therapies, we believe that IK-930 may expand the patient populations that could benefit from therapies like epidermal growth factor receptor (“EGFR”) inhibitors, KRAS inhibitors, and MEK inhibitors among others. Our preclinical data highlight the potential of IK-930 in combination with osimertinib in EGFR mutant cancers, both in first line as a resistance-preventative combination and in later lines, post-resistance emergence. We have an established clinical collaboration with AstraZeneca for the evaluation of osimertinib in combination with IK-930 for patients with EGFR-mutant lung cancers as a cohort in the ongoing Phase 1 clinical trial. Initial data from the monotherapy IK-930 cohort of the ongoing Phase 1 clinical trial is expected in the fourth quarter of 2023. The IK-930 program continues to progress as planned through dose escalation with no dose-limiting toxicities observed to date.

We nominated IK-595, our first development candidate in our RAS pathway program, in November 2022. The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. We aim to target the pathway on multiple levels, including preventing known resistance mechanisms to achieve deep and sustained responses. Our first program in the space, IK-595, is designed to achieve novel inhibition of MEK-RAF by trapping MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. IK-595’s potential ability to complex CRAF, in particular, prevents a well-recognized signaling bypass mechanism that cancer cells employ to drive therapeutic resistance to other drugs in this class. In addition, trapping CRAF in an inactive complex prevents the kinase independent anti-apoptotic function in RAS and RAF mutant cancers, a mechanism that cannot be addressed with first generation MEK inhibitors or pan-RAF inhibitors. We are developing IK-595 as an oral therapy, with a half-life designed to enable a pharmacokinetic profile that we believe can be potentially superior to other pathway inhibitors, with the goal of optimizing the therapeutic window for patients. We plan to submit an IND to the FDA for IK-595 in the second half of 2023.

These two programs, IK-930 and IK-595, stemmed from our internal discovery engine, which continues its focus on discovering and developing novel targeted oncology programs. Our early research follows our philosophy of designing treatments for selected patient populations. Our approach in each of our programs is to target cancer-driving targets that can also be implicated in mechanisms of therapeutic resistance, bringing the potential to expand the patient population that can benefit from targeted oncology.

Our pipeline also includes our immune-signaling program targeting AHR with our novel inhibitor, IK-175. In March 2023, the FDA granted fast track designation for IK-175 in combination with immune checkpoint inhibitors in patients with advanced urothelial carcinoma who have progressed on or within three months of receiving the last dose of checkpoint inhibitors. The ongoing Phase 1a/1b clinical trial is evaluating IK-175 as a monotherapy and in combination with nivolumab in patients with advanced or metastatic solid tumors, including urothelial carcinomas, for which current standard-of-care therapy is no longer effective or is intolerable. Initial clinical data from the program was presented in November 2022 at the Society for Immunotherapy of Cancer Annual Meeting. These initial data included a 40% disease control rate and 20% overall response rate in urothelial carcinoma patients who received IK-175 in combination with nivolumab, with the majority of combination patients experiencing reduction in their target lesions. Enrollment has been completed and the study is ongoing as patients continue follow up. We plan to share updates from the program in 2023. This program is eligible for opt-in from Bristol Myers Squibb through early 2024.

To date, we have not had any products approved for sale and have not generated any revenue from product sales.

Financial Operations

To date, we have primarily financed our operations through proceeds from private placements of preferred stock, payments from a collaboration agreement, related party revenue and completion of our initial public offering (“IPO”).

Since inception, we have incurred significant operating losses. Our net losses were $14.2 million and $16.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $228.4 million. We expect to continue to incur significant expenses and operating losses, which could be substantial, for at least the next several years as we:

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
•
establish agreements with clinical research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) in connection with our preclinical studies and clinical trials;
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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $137.8 million. We believe the existing cash, cash equivalents, and marketable securities as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025. To date, we have primarily financed our operations through proceeds from private placements of preferred stock, payments from a collaboration agreement, related party revenue and completion of the IPO. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

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

The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including existing and emerging variants and the level of acceptance of vaccines, and actions taken by government authorities and businesses to help contain or prevent the further spread of COVID-19.

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

All of our revenue has been derived from research and development revenue under our Bristol-Myers Squibb Collaboration Agreement.

Collaboration Agreement and Stock Purchase Agreement with Bristol-Myers Squibb

In January 2019, we entered into the Bristol-Myers Squibb Company Collaboration Agreement with Celgene Corporation (which was acquired by Bristol-Myers Squibb in November 2019), pursuant to which Bristol-Myers Squibb may elect in its sole discretion to exclusively license rights to develop and commercialize compounds (and products and diagnostic products containing such compounds) that modulate the activity of two collaboration targets, kynurenine and AHR, excluding AHR agonists for inverse agonists, which we are developing as IK-412 and IK-175, respectively. On a program-by-program basis, through the earlier of January 2024 or the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, Bristol-Myers Squibb has the exclusive option to exclusively license to develop, commercialize and manufacture the relevant product candidate worldwide. Concurrent with execution of the Bristol-Myers Squibb Collaboration Agreement, we entered into a stock purchase agreement with Celgene Corporation (now

Bristol-Myers Squibb) in November 2019 (“Stock Purchase Agreement”), pursuant to which we issued Celgene Corporation 14,545,450 shares of Series A-1 preferred stock.

Bristol-Myers Squibb paid a total of $95.0 million in aggregate upfront consideration related to the Bristol-Myers Squibb Collaboration Agreement and Stock Purchase Agreement. We are eligible to receive $50.0 million, in case of an exercise of its option with respect to IK-175, and $40.0 million, in case of an exercise of its option with respect to IK-412. If we do not complete a Phase 1b clinical trial by the end of the research term, we may elect to provide a data package to Bristol-Myers Squibb upon which Bristol-Myers Squibb may exercise the foregoing option for an additional $0.25 million fee. Development of IK-412 was paused in 2021, outside of the committed manufacturing efforts, in part due to COVID-19 related delays. Bristol-Myers Squibb retains the option to license IK-412 according to the terms of the Bristol-Myers Squibb Collaboration Agreement. Upon the exercise of the delivery of each license, we become eligible to receive up to $265.0 million in regulatory milestones and $185.0 million in commercial milestones as well as a tiered royalties at rates ranging from the high single to low teen digits percentages based on worldwide annual net sales by Bristol-Myers Squibb, subject to specified gross sale reductions.

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

We expect that our general and administrative expenses will increase as our organization and grows in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we expect to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (“SEC”) requirements, director and officer insurance costs, and investor and public relations costs.

Results of Operations

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Dollar Change	% of Change
Revenue:
Research and development revenue under collaboration agreement	$5,313	$3,384	$1,929	57%
Operating expenses:
Research and development	15,552	14,343	1,209	8%
General and administrative	5,276	6,003	(727)	(12)%
Total operating expenses	20,828	20,346	482	2%
Loss from operations	(15,515)	(16,962)	1,447	(9)%
Other income, net	1,296	123	1,173	954%
Net loss	$(14,219)	$(16,839)	$2,620	(16)%

Revenue

The research and development revenue under collaboration agreement is related to the Bristol-Myers Squibb Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The increase in revenue during the three months ended March 31, 2023, as compared to the same period in the prior year, was primarily due to the decision to stop the IK-175 head and neck study prior to enrolling any participants in order to direct resources towards completing the data package for the Bristol-Myers Squibb partnership, which is eligible for opt-in until early 2024.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2023	2022	Dollar Change	% of Change
Direct research and development expenses by program:
IK-930	$2,830	$2,854	$(24)	(1)%
IK-175	1,269	1,257	12	1%
IK-595	1,865	1,287	578	45%
Other assets, discovery, and early stage programs	2,101	3,156	(1,055)	(33)%
Research and development personnel and overhead expenses and unallocated	7,487	5,789	1,698	29%
Total research and development expenses	$15,552	$14,343	$1,209	8%

The increase in research and development expenses of $1.2 million was primarily related to personnel and overhead costs due to an increase in headcount, partially offset by a decrease in other discovery stage programs as a result of the Company prioritizing its focus on advancing its clinical stage programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2023	2022	Dollar Change	% of Change
General and administrative	$5,276	$6,003	$(727)	-12%

The decrease in general and administrative expenses of $0.7 million was primarily attributable to a decrease in legal, consulting, and insurance expenses.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol-Myers Squibb Collaboration Agreement, from cash obtained from acquisitions, and most recently, from common stock in our IPO. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $137.8 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(19,784)	$(19,784)
Net cash used in investing activities	(10,806)	(166,051)
Net cash provided by financing activities	—	495
Net decrease in cash and cash equivalents and restricted cash	$(30,590)	$(185,340)

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure. There was no change in the cash used in operating activities during the three months ended March 31, 2023 compared to the same period in the prior year.

Investing Activities

The decrease in cash used investing activities of $155.2 million was primarily attributable to the purchases of marketable securities during the three months ended March 31, 2022 in connection with the Company investing its excess cash.

Financing Activities

The decrease in cash provided by financing activities of $0.5 million reflects cash proceeds received from stock option exercises in the three months ended March 31, 2022.

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

We expect that our existing cash, cash equivalents, and marketable securities as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future operating and capital requirements will depend on many factors, including:

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
•
the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, and enforcing our intellectual property rights, and defending intellectual property-related claims;
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

Contractual Obligations

We have a non-cancelable operating lease agreement for our office, lab, and animal care facility space in our Boston, Massachusetts corporate headquarters. We expect lease payments under this commitment to total $1.8 million in 2023 and increase annually through the lease expiration in 2026. Our total future minimum lease payments for each of the next five years and in total are included in Note 14 in our Annual Report on Form 10-K that was filed with the SEC on March 14, 2023.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the Securities Exchange Commission on March 14, 2023.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company

In April 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (“the Securities Act”), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our net losses were $14.2 million and $16.8 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $228.4 million as of March 31, 2023. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

The development of pharmaceutical products is capital-intensive. We are currently advancing multiple targeted oncology programs through preclinical development toward identification of potential therapeutic candidates and subsequent planned IND filings. Additionally, we are conducting Phase 1 clinical trials of two of our candidates, IK-930 and IK-175, and we plan to submit an IND to the FDA for our MEK-RAF complex inhibitor, IK-595, in the second half of 2023 and initiate a Phase 1 clinical trial shortly thereafter. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We also continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

On March 30, 2021, we completed our IPO of our common stock and expect that the net proceeds from the IPO, together with our existing cash, cash equivalents, and marketable securities are sufficient to fund our operations into 2025. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

We intend to rely on third parties for the design, development, and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain regulatory approval, and we may not realize the full commercial potential of any of these therapeutic products that obtain regulatory approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic product candidates.

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
•
regulators, institutional review boards (“IRBs”) or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. For example, because we are focused on patients with specific genetic mutations or biomarkers for the development of our targeted oncology programs, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

Certain of our current product candidates and any future product candidates have the potential to be administered in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies, or radiotherapy. For example, through our clinical supply collaboration with AstraZeneca, we plan to explore IK-930 in combination with AstraZeneca’s EGFR inhibitor, osimertinib, and we are currently evaluating IK-175 in combination with nivolumab, which is marketed by Bristol-Myers Squibb. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates used in combination with osimertinib, nivolumab, or other checkpoint inhibitor immunotherapies or other targeted therapies, will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

In the event that Bristol-Myers Squibb, AstraZeneca, or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing targeted therapies, checkpoint inhibitor immunotherapies or other combination agents. Additionally, should the supply of products from any current or future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, operating results, stock price and prospects may be materially harmed.

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

Any results from our early preclinical studies and clinical trials of our targeted oncology and immune-signaling program or our product candidates may not necessarily be predictive of the results from later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical, and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval.

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

These, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our most advanced targeted oncology product candidate, IK-930, is an oral, TEAD1-selective, small molecule inhibitor of the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of all cancers and these genetic alterations are generally associated with poor clinical outcomes. The Hippo pathways is also associated with mechanisms of resistance to targeted therapeutics and could represent a larger population of patients. We are conducting additional research in the Hippo pathway to identify potential next generation programs. Additionally, we are currently evaluating IK-175 in a Phase 1 clinical trial in patients with solid tumors and patients with urothelial carcinoma, including those with activated AHR. AHR amplifications have been described in approximately 5% to 22% of bladder cancer patients. We are also conducting IND-enabling studies on IK-595, our oral, small molecule MEK-RAF complex inhibitor, for which an IND submission to the FDA is planned for the second half of 2023. We have additional early-stage programs evaluating multiple nodes in the RAS pathways. KRAS mutations in the RAS signaling pathway occur in approximately 26% of all cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our Phase 1 clinical trials of IK-930 and IK-175, and expect to rely on third parties to conduct clinical trials for our other targeted oncology programs, including IK-595, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

We, our principal investigators and our CROs are required to comply with regulations, including good clinical practices (“GCPs”), for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced current Good Manufacturing Practices (“cGMP”) regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we designed our current ongoing clinical trials of IK-930 and IK-175, and intend to design the future clinical trials for our product candidates, including IK-595, these trials are conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Research, development, commercialization and/or strategic collaborations, including the existing collaboration that we have with Celgene Corporation (now part of Bristol-Myers Squibb), are subject to numerous risks, which include the following:

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

In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although Bristol-Myers Squibb provided us with an $80.5 million upfront payment and a $14.5 million equity investment upon entering into that certain master collaboration agreement with Celgene Corporation (now Bristol-Myers Squibb), we might need additional funding to advance product candidates prior to the completion of a Phase 1b clinical trial, the clinical milestone when Bristol-Myers Squibb must decide whether to exercise its exclusive license rights to IK-175 or IK-412. On November 20, 2019, Bristol-Myers Squibb acquired Celgene Corporation and Bristol-Myers Squibb may take a different approach to our collaboration or determine not to continue the collaboration.

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

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may become involved in post-grant proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others from whom we may in the future obtain licenses to such rights, in the U.S. Patent and Trademark Office (“USPTO”), the European Patent Office (“EPO”), or in other countries. In addition, we may be subject to a third-party submission to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may allege that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents by claiming to an administrative patent authority or judge that the invention was not patent-eligible, was not original, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application filing failed to meet relevant requirements relating to description, basis, enablement, and/or support; in litigation, a competitor could claim that our patents, if issued, are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

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

Post-grant proceedings provoked by third-parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may own or in-license. These proceedings are expensive and an unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO post-grant proceedings, we may become a party to patent opposition proceedings in the EPO, or similar proceedings in other foreign patent offices or courts where our patents may be challenged. The costs of these proceedings could be substantial and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result in a post-grant challenge proceeding may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business. Litigation or post-grant proceedings within patent offices may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

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

Similarly, in EU, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants an orphan designation in respect of a product if its sponsor can show that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects not more than 5 in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that, without the benefits derived from orphan status, sales of the product in the EU would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there must be no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of a significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

We have received fast track designation from the FDA for IK-930 for the treatment of unresectable NF2-deficient mesothelioma and for IK-175 in combination with immune checkpoint inhibitors in patients with advanced urothelial carcinoma who have progressed on or within three months of receiving the last dose of checkpoint inhibitors. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. We may seek fast track designation for some of our other product candidates. The FDA has broad discretion whether or not to grant this designation, so even if we believe another particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, as we have for IK-930, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031. Due to the federal Statutory Pay-As-You-Go Act of 2010 (The SPAYGO), Medicare payments to providers will be further reduced starting in 2025 absent further legislation that would impact such payments. The SPAYGO resulted from the American Rescue Plan Act of 2021 and subsequent legislation in an effort to address the estimated budget deficit increases. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and future laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
•
In August 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA includes several provisions that may eventually impact our business, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program if they have one rare disease designation and the only approved indication is for that rare disease. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effect of IRA on our business and the healthcare industry in general is not yet known.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such heightened scrutiny resulted in several U.S. Congressional inquiries as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the Administration’s policy to: (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps, and, supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs (“SIP”) in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, they went into effect on November 30, 2020, and provide guidance for states to build and submit importation plans for drugs from Canada. At least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Furthermore, on September 25, 2020, CMS stated that drugs imported by states under the Act would not be eligible for federal rebates under Section 1927 of the Social Security Act and, accordingly, manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. As these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the MFN Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development (“OECD”) countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the MFN rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The IRA further delayed implementation of this rule to January 1, 2032. Further, on December 31, 2020, CMS published a new rule, the accumulator adjustment rule, which went into effect on January 1, 2023, requiring manufacturers to ensure that the full value of co-pay assistance is passed on to the patient and, if not, the equivalent value will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America’s (“PhRMA”) motion for summary judgment invalidating the accumulator adjustment rule. In February 2023, HHS also issued a proposal in response to an October 2022 executive order issued by President Biden, that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, both the Biden Administration and the U.S. Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies, beyond those reductions which have already gone into effect. Such additional reductions could potentially lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to the ACA, or other similar measures, will change the reimbursement model and market outlook for our current and future product candidates.

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

Although we do not currently have any products on the market, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business once we begin commercializing our product candidates. Healthcare entities, physicians and other providers, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•
the federal Anti-Kickback Statute (“AKS”) which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement, or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, which is also known as treble damages, imprisonment of up to ten years, and exclusion from government healthcare programs such as Medicare and Medicaid. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
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
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare benefits, items or services relating to healthcare matters. Similar to the federal AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the U.S. Physician Payments Sunshine Act (the “Sunshine Act”) and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program (“CHIP”), with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians, nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, and certified nurse midwives as well as teaching hospitals. Manufacturers are also required to disclose ownership and investment interests held by physicians and their immediate family members;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the creation, maintenance, receipt, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and to seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of personal health information, other personal information, and privacy generally, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
federal price reporting laws, which would require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal AKS and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation (“GDPR”), which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. Most notably, in the EEA and the UK, the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, is subject to the EU GDPR (with regards to the EEA) and the UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements. In this document, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR are wide-ranging in scope and impose numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million for the UK), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR also include restrictions on cross-border data transfers of personal data to countries outside the EEA that are not considered by the European Commission and UK government as providing “adequate” protection to personal data (“third countries”), including the United States, unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (“SCCs”) and the UK International Data Transfer Agreement/Addendum (“UK IDTA”)) has been put in place. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (“Adequacy Decision”) and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act (“CCPA”) creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Further, the California Privacy Rights Act (“CPRA”) was passed by California voters on November 3, 2020. The CPRA, which entered into force on January 1, 2023, creates additional obligations with respect to processing and storing personal information. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA became effective January 1, 2023, and the Colorado Data Privacy Act will become effective July 1, 2023. Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act (“UCPA”) into law. The UCPA will take effect on December 31, 2023. Further, on April 28, the Connecticut state legislature passed “An Act Concerning Personal Data Privacy and Online Monitoring,” which will take effect on July 1, 2023, Iowa recently passed its own similar consumer privacy law, which enters into force on January 1, 2025, and Indiana recently passed its own data privacy law (“The Indiana Consumer Data Protection Act”) on May 1, 2023, which enters into force on January 1, 2026. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

We have successfully integrated our past acquisitions of Arrys Therapeutics, Inc. or Amplify Medicines, Inc., however, if we are unsuccessful in integrating any future acquisitions, it could impede us from realizing all of the benefits of those acquisitions and could weaken our business operations or future prospectus. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties of integrating an acquisition include, among other things:

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

As of May 1, 2023 we had 74 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (“the Code”) if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $108.9 million and $105.9 million respectively, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our net operating losses or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

In April 2022, we commenced an ATM program to raise capital. Under our ATM program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $100.0 million, through one or more at-the-market offerings. Given the decrease in the market price of our common shares and volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

General Risk Factors

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates—The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. The March 2023 failure of Silicon Valley Bank, potential instability throughout the banking industry and their potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Public Offering of Common Stock

On March 30, 2021, we closed our IPO, in which we issued and sold 8,984,375 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,171,875 additional shares of common stock, at a public offering price of $16.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333- 253919), which was declared effective by the SEC on March 25, 2021 (the “Prospectus”). Jefferies LLC, Cowen and Company, LLC, Credit Suisse Securities (USA) LLC, and William Blair & Company, L.L.C., acted as joint book-running managers for the offering. The aggregate gross proceeds to us from our IPO, inclusive of the over-allotment exercise, were $143.8 million.

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

IKENA ONCOLOGY, INC.

Date: May 15, 2023	By:	/s/ Mark Manfredi
Mark Manfredi
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Jotin Marango
Jotin Marango
Chief Financial Officer and Head of Corporate Development (Principal Financial Officer and Principal Accounting Officer)