Form 10-Q
period 2023-06-30
Ikena Oncology, Inc.
filed 2023-08-10
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 42,301,253 shares of common stock, $0.001 par value per share, outstanding.

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
•
the impact of laws and regulations;
•
our use of proceeds from our initial public offering and underwritten registered offering;
•
developments relating to our competitors and our industry;
•
the effect of the COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$70,868	$59,919
Marketable securities	86,444	97,028
Prepaid expenses and other current assets	3,334	3,063
Total current assets	160,646	160,010
Property and equipment, net	2,875	3,205
Right-of-use asset	4,575	5,255
Deposits and other assets	3,668	3,789
Total assets	$171,764	$172,259
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,772	$2,093
Accrued expenses and other current liabilities	6,455	8,343
Operating lease liability	1,937	1,907
Deferred revenue	1,844	9,160
Total current liabilities	12,008	21,503
Long-term portion of operating lease liability	3,056	3,787
Total liabilities	15,064	25,290
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value - 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; No shares issued and outstanding as of June 30, 2023 or December 31, 2022	—	—
Common stock, $0.001 par value - 150,000,000 shares authorized and 42,299,478 issued and outstanding as of June 30, 2023 and 150,000,000 shares authorized and 36,257,493 issued and outstanding as of December 31, 2022	42	36
Additional paid-in capital	402,667	361,915
Accumulated other comprehensive loss	(456)	(763)
Accumulated deficit	(245,553)	(214,219)
Total stockholders’ equity	156,700	146,969
Total liabilities and stockholders’ equity	$171,764	$172,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statement of Operations
Research and development revenue under collaboration agreement	$2,004	$382	$7,316	$3,766
Operating expenses:
Research and development	15,172	15,488	30,723	29,831
General and administrative	5,322	5,845	10,598	11,848
Total operating expenses	20,494	21,333	41,321	41,679
Loss from operations	(18,490)	(20,951)	(34,005)	(37,913)
Other income (expense):
Investment income	1,381	460	2,677	583
Other expense	(6)	—	(6)	—
Total other income, net	1,375	460	2,671	583
Net loss	$(17,115)	$(20,491)	$(31,334)	$(37,330)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	35	(626)	(456)	(1,104)
Total comprehensive loss	$(17,080)	$(21,117)	$(31,790)	$(38,434)

Net loss per share:
Net loss per share attributable to common stockholders basic and diluted	$(0.44)	$(0.57)	$(0.83)	$(1.03)
Weighted-average common stock outstanding, basic and diluted	39,292,710	36,160,951	37,783,486	36,118,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	36,257,493	$36	$361,915	$(763)	$(214,219)	$146,969
Stock-based compensation	—	—	2,000	—	—	2,000
Other comprehensive income	—	—	—	272	—	272
Net loss	—	—	—	—	(14,219)	(14,219)
Balance as of March 31, 2023	36,257,493	36	363,915	(491)	(228,438)	135,022
Issuance of common stock for underwritten registered offering, net of offering costs of $2.6 million	6,110,000	6	37,415		—	37,421
Repurchase of common stock	(97,500)	—	(663)		—	(663)
Stock-based compensation	—	—	1,879	—	—	1,879
Exercise of stock options	29,485	—	121	—	—	121
Other comprehensive income	—	—	—	35	—	35
Net loss	—	—	—	—	(17,115)	(17,115)
Balance as of June 30, 2023	42,299,478	$42	$402,667	$(456)	$(245,553)	$156,700

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	35,975,034	$36	$353,295	$—	$(145,454)	$207,877
Stock-based compensation	—	—	1,900	—	—	1,900
Exercise of stock options	134,500	—	495	—	—	495
Other comprehensive loss	—	—	—	(478)	—	(478)
Net loss	—	—	—	—	(16,839)	(16,839)
Balance as of March 31, 2022	36,109,534	36	355,690	(478)	(162,293)	192,955
Stock-based compensation	—	—	1,955	—	—	1,955
Exercise of stock options	142,443	—	575	—	—	575
Other comprehensive loss	—	—	—	(626)	—	(626)
Net loss	—	—	—	—	(20,491)	(20,491)
Balance as of June 30, 2022	36,251,977	$36	$358,220	$(1,104)	$(182,784)	$174,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(31,334)	$(37,330)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	473	328
Amortization of premiums and discounts on marketable securities	(1,132)	69
Stock-based compensation	3,879	3,855
Non-cash operating lease expense	681	628
Loss on disposal of property and equipment	5	173
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	339	(2,036)
Accounts payable	(321)	952
Accrued expenses and other current liabilities	(2,011)	(693)
Lease liability	(701)	(623)
Deferred revenue	(7,316)	(3,765)
Deposits and other assets	(489)	(793)
Net cash flows used in operating activities	(37,927)	(39,235)
Cash flows from investing activities
Purchases of property and equipment	(152)	(69)
Sale of property and equipment	4	—
Purchase of marketable securities	(47,050)	(174,996)
Sales and maturities of marketable securities	59,072	29,500
Net cash flows provided by (used in) investing activities	11,874	(145,565)
Cash flows from financing activities
Proceeds from issuance of common stock for underwritten registered offering, net of offering costs	37,544	—
Repurchase of common stock	(663)	—
Proceeds from exercise of stock options	121	1,070
Net cash flows provided by financing activities	37,002	1,070
Net increase (decrease) in cash and cash equivalents and restricted cash	10,949	(183,730)
Cash, cash equivalents and restricted cash, beginning of period	60,791	233,089
Cash, cash equivalents and restricted cash, end of period	$71,740	$49,359
Cash and cash equivalents	$70,868	$48,487
Restricted cash included in other assets	872	872
Cash, cash equivalents and restricted cash, end of period	$71,740	$49,359
Supplemental cash flow information
Noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$—	$943
Underwritten registered offering costs in accrued expenses	$123	$—

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

Summary of Significant Accounting Policies: The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2023. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2023 except as discussed below.

Concentration of Credit Risk and of Significant Suppliers: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. Additionally, as of June 30, 2023, the Company has not experienced any credit related losses on accounts that hold the Company’s cash, cash equivalents and marketable securities.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	As of June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$22,700	$22,700	$—	$—
U.S. treasury securities	6,616	—	6,616	—
Marketable securities
U.S. treasury securities	33,796	—	33,796	—
Corporate debt securities	52,648	—	52,648	—
Total assets	$115,760	$22,700	$93,060	$—

	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$55,861	$55,861	$—	$—
Marketable securities
U.S. treasury securities	22,606	—	22,606	—
Corporate debt securities	74,422	—	74,422	—
Total assets	$152,889	$55,861	$97,028	$—

During the six months ended June 30, 2023 and year ended December 31, 2022, there were no transfers into or out of Level 3.

4. Marketable securities

The following table summarizes the Company's marketable securities (in thousands):

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$40,430	$2	$(20)	$40,412
Corporate debt securities	53,086	—	(438)	52,648
Total	$93,516	$2	$(458)	$93,060

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$22,630	$—	$(24)	$22,606
Corporate debt securities	75,161	—	(739)	74,422
Total	$97,791	$—	$(763)	$97,028

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

As of June 30, 2023, the Company held 34 marketable securities in an unrealized loss position. The Company does not intend to sell its marketable securities and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity. The Company did not record any impairment charges related to its available-for-sale securities during the three and six months ended June 30, 2023 and 2022. The Company did not recognize any credit-related allowance to available-for-sale securities as of the three and six months ended June 30, 2023 and 2022.

The fair values of the Company's marketable securities by classification in the condensed consolidated balance sheets were as follows:

	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents	$6,616	$—
Marketable securities	86,444	97,028
Total	$93,060	$97,028

Marketable securities fair value by contractual maturity were as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Due in one year or less	$85,071	$79,652
Due after one year through five years	7,989	17,376
Total	$93,060	$97,028

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Clinical, manufacturing and scientific development	$1,025	$1,372
Prepaid Insurance	1,578	727
Other	731	964
Total	$3,334	$3,063

6. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Property and equipment:
Lab equipment	$2,980	$2,858
Leasehold improvements	1,219	1,216
Electronic equipment and software	480	481
Furniture and fixtures	475	475
Total property and equipment	5,154	5,030
Less: accumulated depreciation	(2,279)	(1,825)
Property and equipment, net	$2,875	$3,205

Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $0.5 million and $0.5 million, respectively. There were no impairments for the six months ended June 30, 2023 and 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Employee compensation	$1,929	$3,236
Research and development expenses	3,436	4,462
Professional fees	1,080	526
Other current liabilities	10	119
Total	$6,455	$8,343

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

Agreement Structure

Under the Bristol-Myers Squibb Collaboration Agreement, the Company will conduct exploratory and discovery activities, with the goal of identifying product candidates for certain targets, which are in the kynurenine pathway, which the Company is developing as IK-412, and the AHR pathway, which the Company is developing as IK-175. The Company is obligated to advance research and development activities through the earlier of January 2024 or the completion of a Phase 1b clinical trial for each program (“the research term”). Bristol-Myers Squibb has the option to receive a global-development, manufacture and commercialization license for the product candidate, which expires in January 2024. Subsequent to the delivery of a license, Bristol-Myers Squibb is responsible for the worldwide development, manufacturing and commercialization of these product candidates.

Bristol-Myers Squibb paid the Company a total of $95.0 million in aggregate upfront consideration related to the Bristol-Myers Squibb Collaboration Agreement and Stock Purchase Agreement. The Company is eligible to receive $50.0 million, in case of an exercise of its option with respect to IK-175, and $40.0 million, in case of an exercise of its option with respect to IK-412. If the Company does not complete a Phase 1b clinical trial by the end of the research term, the Company may provide a data package to Bristol-Myers Squibb to support the decision to exercise the option for an additional $0.25 million. Upon the exercise of the delivery of each license, the Company becomes eligible to receive up to $450 million in milestone payments, as well as a tiered royalty on worldwide sales from the high single to low teen digits.

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

The Company identified $78.7 million of total transaction price which represents the upfront consideration allocated to the revenue arrangement. Additional consideration to be paid to the Company upon exercise of a right to receive a license or potential milestone and royalty payments are excluded from the transaction price as they relate to amounts that can only be achieved subsequent to the exercise of an option and are outside of the initial contact term.

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

The Company recognized revenue of $2.0 million and $0.4 million in the three months ended June 30, 2023 and 2022 and $7.3 million and $3.8 million six months ended June 30, 2023 and 2022 respectively, from the Bristol-Myers Squibb Collaboration Agreement, that in each case was previously included in deferred revenue at the beginning of the respective period. The condensed consolidated balance sheet as of June 30, 2023 includes current deferred revenue of $1.8 million related to this agreement. This amount is expected to be recognized as performance obligations are satisfied through the completion of the research and development services for the partnered programs.

9. Stockholder’s Equity

Common Stock

On May 17, 2023, we completed an underwritten registered offering (“URO”) of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share. We received net proceeds from the URO of approximately $37.4 million after deducting commissions and other offering expenses. The URO was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-264517).

Equity Incentive Plan

The Company grants stock options under the 2021 Stock Incentive Plan (the “2021 Plan”). The Company also has stock options outstanding under the 2016 Stock Incentive Plan (“2016 Plan”), but is no longer granting awards under such plan. All shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2021 and 2016 Plans are added back to the shares of common stock available for issuance under the 2021 Plan. On January 1, 2023 the number of shares available for issuance under the 2021 Plan increased by 1,450,299 shares as a result of the evergreen provision. As of June 30, 2023, 3,091,538 shares of common stock remain available for future issuance under the 2021 Plan.

The total compensation expense recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$984	$1,069	$2,056	$2,066
General and administrative	895	886	1,823	1,789
Total	$1,879	$1,955	$3,879	$3,855

The weighted-average fair value of the stock options granted during the six months ended June 30, 2023 was $2.23. As of June 30, 2023, the total unrecognized stock-based compensation expense for unvested options was $15.9 million which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes stock option activity under the 2021 Plan for the six months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	6,589,479	$7.29	7.73	$362
Granted	1,561,115	3.00
Exercised	(29,485)	4.11
Cancelled or forfeited	(562,439)	6.18
Outstanding as of June 30, 2023	7,558,670	$6.50	7.72	$12,170
Vested or expected to vest as of June 30, 2023	7,558,670	$6.50	7.72	$12,170
Options exercisable as of June 30, 2023	3,695,490	$6.45	6.62	$5,915

The aggregate intrinsic value of options exercised for the six months ended June 30, 2023 and 2022 was $0.1 million and $1.2 million, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing presented on a weight average basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.89%	1.67%	3.91%	2.23%
Expected dividend yield	0%	0%	0%	0%
Expected option term (in years) range	5.71	6.07	6.03	5.99
Expected stock price volatility	87.23%	83.55%	86.55%	84.41%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of June 30, 2023, there has been no increase in the shares reserved and available for issuance and no shares have been purchased by employees under the ESPP.

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

11. Commitments and Contingencies

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of June 30, 2023 or royalties on future sales of specified products that have not yet occurred as of June 30, 2023.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Options to purchase Common Stock	7,558,670	6,581,026
Total	7,558,670	6,581,026

13. Subsequent Event

On August 4, 2023, the Company acquired Pionyr Immunotherapeutics, Inc., (“Pionyr”), a privately-held company headquartered in San Francisco, California, in accordance with the terms of the Agreement and Plan of Merger, dated August 4, 2023 (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of the Merger, the Company acquired all of Pionyr’s assets, including approximately $43 million in net cash at the time of closing, and the Company issued the holders of Pionyr common stock a total of 1,800,652 shares of the Company’s common stock, comprised of both voting and non-voting common stock, at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock (as defined in the Merger Agreement), also at the purchase price of $7.15 per share, each share of which is convertible into one (1) share of the Company’s common stock, subject to certain conditions. The Company is in process of evaluating the accounting treatment of the transaction.

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

Overview

We are a targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance in the Hippo and RAS onco-signaling network. Our lead targeted oncology program, IK-930, is a TEAD1-selective Hippo pathway inhibitor, a known tumor suppressor pathway that also drives resistance to multiple targeted therapies. Our first program in the RAS pathways, IK-595, is designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. We have a robust discovery engine and a portfolio of early stage targeted oncology programs that are designed to complement our current pipeline and follow our patient-driven target selection strategy. Our depth of institutional knowledge and ability to create bespoke processes and programs enable us to efficiently develop the right drug using the right modality for the right patient. In addition to our targeted oncology programs we are developing IK-175, an aryl hydrocarbon receptor (“AHR”) antagonist in collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), a program also grown from internal discovery. Since we commenced operations in 2016, we have advanced multiple product candidates into clinical development.

Our most advanced targeted oncology product candidate, IK-930, is an oral, TEAD1-selective, small molecule inhibitor of the Hippo signaling pathway. The Hippo pathway is a key driver of cancer pathogenesis that is genetically altered in approximately 10% of all cancer types and plays a role in resistance to other targeted therapies. IK-930 selectively binds to TEAD1 and prevents transcription of multiple genes that drive cancer progression. Our ongoing Phase 1 clinical trial is currently evaluating IK-930 as monotherapy in patients with advanced solid tumors with or without gene alterations in the Hippo pathway. The trial includes plans for expansion cohorts in targeted patient populations, including in patients with mesothelioma and EHE. Approximately 40% of mesothelioma patients are genetically deficient for the tumor suppressor NF2 and 100% of EHE patients have oncogenic YAP1 or TAZ gene fusions. The first patient in the clinical trial was dosed in January 2022, and since IK-930 has received orphan designation for the treatment of mesothelioma and fast track designation for unresectable NF2-deficient mesothelioma from the U.S. Food and Drug Administration (“FDA”). Initial clinical data from the dose escalation is expected in the fourth quarter of 2023.

In addition to the monotherapy approach, we plan to assess IK-930 in combination with other targeted therapies across several indications with multiple targeted therapies to combat therapeutic resistance. Based on the role that the Hippo pathway plays in resistance to other targeted therapies, we believe that IK-930 may expand the patient populations that could benefit from targeted therapies like epidermal growth factor receptor (“EGFR”) inhibitors, KRAS inhibitors, and MEK inhibitors, among others. Our preclinical data highlight the potential of IK-930 in combination with osimertinib in EGFR mutant cancers, both in first line as a resistance-preventative combination and in later lines, post-resistance emergence. We have an established clinical collaboration with AstraZeneca for the evaluation of osimertinib in combination with IK-930 for patients with EGFR-mutant lung cancers as a cohort in the ongoing Phase 1 clinical trial.

In addition to our work in the Hippo pathway, we are developing targeted therapies within the RAS pathway, one of the most highly dysregulated pathways in cancer. The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. Our goal is to achieve deep and sustained responses through targeting the pathway on multiple levels and leveraging the biology of known resistance mechanisms in our therapeutic design. Our first program in the space, IK-595, is aims for robust inhibition of MEK-RAF by trapping MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. IK-595’s potential ability to complex CRAF, in particular, prevents a well-recognized signaling bypass mechanism that cancer cells employ to drive therapeutic resistance to other drugs in this class. In addition, trapping CRAF in an inactive complex prevents the kinase independent anti-apoptotic function in RAS and RAF mutant cancers, a mechanism that cannot be addressed with first generation MEK inhibitors or pan-RAF inhibitors. We are developing IK-595 as an oral therapy, with a half-life designed to enable a pharmacokinetic profile that we believe can be potentially superior to other pathway inhibitors, with the goal of optimizing the therapeutic window for patients. We plan to submit an Investigational New Drug Application (“IND”) to the FDA for IK-595 in the second half of 2023.

Our pipeline also includes our Bristol Myers Squibb partnered immune-signaling program targeting AHR with our novel inhibitor, IK-175. The Phase 1a/1b clinical trial was designed to evaluate IK-175 as a monotherapy and in combination with nivolumab in patients with advanced or metastatic solid tumors, including urothelial carcinomas, for which current standard-of-care therapy is no longer effective or is intolerable. Initial clinical data from the program was presented in November 2022 at the Society for Immunotherapy of Cancer Annual Meeting. These initial data included a 40% disease control rate and 20% overall response rate in urothelial carcinoma patients who received IK-175 in combination with nivolumab, with the majority of combination patients experiencing reduction in their target lesions. In March 2023, the FDA granted fast track designation for IK-175 in combination with immune checkpoint inhibitors in patients with advanced urothelial carcinoma who have progressed on or within three months of receiving the last dose of checkpoint inhibitors. Enrollment has been completed and the program is eligible for opt-in from Bristol Myers Squibb through early 2024. In addition to IK-175, we hold rights to several programs that are considered part of our strategic partnering portfolio, including the programs acquired from Pionyr Immunotherapeutics, Inc. (“Pionyr”) in August 2023.

All of our development programs stemmed from our internal discovery engine, which continues its focus on discovering and developing novel targeted oncology programs. Our early research follows our philosophy of designing treatments for selected patient populations. Our approach in each of our programs is to target cancer-driving targets that can also be implicated in mechanisms of therapeutic resistance, bringing the potential to expand the patient population that can benefit from targeted oncology.

On May 17, 2023, we completed an underwritten registered offering (“URO”) of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share. We received net proceeds of approximately $36.4 million after deducting commissions and other offering expenses. The URO was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-264517).

On August 4, 2023, we acquired Pionyr, in accordance with the terms of the Agreement and Plan of Merger, dated August 4, 2023 (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of the Merger, we acquired all of Pionyr’s assets, including approximately $43 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the Company’s common stock at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock (as defined in the Merger Agreement), also at the purchase price of $7.15 per share, each share of which is convertible into one (1) share of the Company’s common stock, subject to certain conditions.

To date, we have not had any products approved for sale and have not generated any revenue from product sales.

Financial Operations

To date, we have primarily financed our operations through proceeds from private placements of preferred stock, payments from a collaboration agreement, related party revenue, and the completion of our initial public offering (“IPO”) and URO.

Since inception, we have incurred significant operating losses. Our net losses were $31.3 million and $37.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $245.6 million. We expect to continue to incur significant expenses and operating losses, which could be substantial, for at least the next several years as we:

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
•
continue to establish agreements with clinical research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) in connection with our preclinical studies and clinical trials;
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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $157.3 million. We believe the existing cash, cash equivalents, and marketable securities as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2026. To date, we have primarily financed our operations through proceeds from private placements of preferred stock, payments from a collaboration agreement, related party revenue and completion of the IPO and URO. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

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

Results of Operations

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Dollar Change	% of Change	2023	2022	Dollar Change	% of Change
Revenue:
Research and development revenue under collaboration agreement	$2,004	$382	$1,622	425%	$7,316	$3,766	$3,550	94%
Operating expenses:
Research and development	15,172	15,488	(316)	(2)%	30,723	29,831	892	3%
General and administrative	5,322	5,845	(523)	(9)%	10,598	11,848	(1,250)	(11)%
Total operating expenses	20,494	21,333	(839)	(4)%	41,321	41,679	(358)	(1)%
Loss from operations	(18,490)	(20,951)	2,461	(12)%	(34,005)	(37,913)	3,908	(10)%
Other income, net	1,375	460	915	199%	2,671	583	2,088	358%
Net loss	$(17,115)	$(20,491)	$3,376	(16)%	$(31,334)	$(37,330)	$5,996	(16)%

Revenue

The research and development revenue under collaboration agreement is related to the Bristol-Myers Squibb Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The increase in revenue during the three months ended June 30, 2023, as compared to the same period in the prior year, was primarily due to a change in estimate made during the period ended June 30, 2022 of the development services expected to be performed during the term of the Bristol-Myers Squibb Collaboration Agreement related to IK-175. The increase in revenue during the six months ended June 30, 2023, as compared to the same period in the prior year, was primarily due to the decision to stop the IK-175 head and neck study prior to enrolling any participants in order to direct resources towards completing the data package for the Bristol-Myers Squibb partnership, which is eligible for opt-in until early 2024.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Dollar Change	% of Change	2023	2022	Dollar Change	% of Change
Direct research and development expenses by program:
IK-930	$3,899	$2,514	$1,385	55%	$6,728	$5,368	$1,360	25%
IK-175	627	1,505	(878)	(58)%	1,896	2,762	(866)	(31)%
IK-595	2,037	1,768	269	15%	3,902	3,055	847	28%
Other assets, discovery, and early stage programs	2,031	3,480	(1,449)	(42)%	4,132	6,636	(2,504)	(38)%
Research and development personnel and overhead expenses and unallocated	6,578	6,221	357	6%	14,065	12,010	2,055	17%
Total research and development expenses	$15,172	$15,488	$(316)	(2)%	$30,723	$29,831	$892	3%

During the three and six months ended June 30, 2023 research and development expenses decreased $0.3 million and increased $0.9 million, respectively. The changes in research and development expense for the three and six months ended June 30, 2023 compared to the same periods in the prior year were primarily due to decreases in clinical trial costs related to IK-175 and decreases in other discovery stage programs as a result of the Company prioritizing its focus on advancing its clinical stage programs, partially offset by an increases in IK-930 clinical trial costs and consulting fees. Additionally, research and development costs for IK-595 increased $0.9 million during the six months ended June 30, 2023 compared to the same period in the prior year due to increased manufacturing costs and toxicity studies in preparation for the upcoming IND submission.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Dollar Change	% of Change	2023	2022	Dollar Change	% of Change
General and administrative	$5,322	$5,845	$(523)	-9%	$10,598	$11,848	$(1,250)	-11%

During the three and six months ended June 30, 2023 general and administrative expenses decreased $0.5 million and $1.3 million, respectively. The decrease in general and administrative expenses was primarily attributable to a decrease in legal, consulting, and insurance expenses.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol-Myers Squibb Collaboration Agreement, from cash obtained from acquisitions, from common stock in our IPO, and most recently, from common stock in our URO. As of June 30, 2023, we had cash, cash equivalentsa nd marketable securities of $157.3 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(37,927)	$(39,235)
Net cash provided by (used in) investing activities	11,874	(145,565)
Net cash provided by financing activities	37,002	1,070
Net increase (decrease) in cash and cash equivalents and restricted cash	$10,949	$(183,730)

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure. Net cash used in operating activities for the six months ended June 30, 2023 decreased by $1.3 million compared to the same period in 2022, due primarily to a decrease in our net loss of $6.0 million, partially offset by a decrease in deferred revenue.

Investing Activities

The net cash provided by investing activities was $11.9 million during the six months ended June 30, 2023 compared to net cash used in investing activities of $145.6 million during the six months ended June 30, 2022. The net cash provided by investing activities was primarily due to the sale and maturity of marketable securities of $59.1 million, offset by the purchase of marketable securities of $47.1 million during the six months ended June 30, 2023. The net cash used in investing activities was due to the sale and maturity of marketable securities of $29.5 million, offset by the purchase of marketable securities of $175.0 million during the six months ended June 30, 2022.

Financing Activities

The increase in cash provided by financing activities of $35.9 million primarily reflects the net cash proceeds received from our May 17, 2023 offering of common stock.

Funding Requirements

We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development for, initiate clinical trials for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents, and marketable securities as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future operating and capital requirements will depend on many factors, including:

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the SEC on March 14, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our net losses were $31.3 million and $37.3 million for the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $245.6 million as of June 30, 2023. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•
the changing and volatile U.S. and global economic environments; and
•
future accounting pronouncements or changes in our accounting policies.

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

On May 17, 2023 we completed a URO of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share and we expect that the net proceeds from the URO, together with our existing cash, cash equivalents, and marketable securities are sufficient to fund our operations into 2026. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

We have not yet demonstrated our ability to successfully complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. IK-930 is in clinical development, currently in a Phase 1 clinical trial. However, our other targeted oncology programs, including IK-595, are still in preclinical development and IND enabling studies, and may never advance to clinical development. We are currently advancing additional early-stage targeted oncology programs through preclinical development toward potential therapeutic candidates and subsequent IND. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but not limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a New Drug Application (“NDA”) to the FDA, marketing authorization application (“MAA”), to the European Medicines Agency (“EMA”), or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. IK-175 is also currently in clinical development. We are conducting a Phase 1 trial with IK-175 in patients with bladder cancer with activated AHR. However, we do not know whether these or any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

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
•
reporting of the preliminary results of any of our clinical trials; and
•
factors we may not be able to control that may limit patients, principal investigators or staff or clinical site availability.

We anticipate that certain of our current product candidates and future product candidates will be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

Certain of our current product candidates and any future product candidates have the potential to be administered in combination with checkpoint inhibitor immunotherapies or other standards of care, like chemotherapies, targeted therapies, or radiotherapy. For example, through our clinical supply collaboration with AstraZeneca, we plan to explore IK-930 in combination with AstraZeneca’s EGFR inhibitor, osimertinib, and we are currently evaluating IK-175 in combination with nivolumab, which is marketed by Bristol-Myers Squibb. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates used in combination with osimertinib, nivolumab, or other checkpoint inhibitor immunotherapies or other targeted therapies, will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

We may in the future conduct clinical trials for our product candidates outside the United States, and the FDA, the EMA, the Medicines and Healthcare products Regulatory Agency (“MHRA”) and comparable foreign regulatory authorities may not accept data from such trials.

We may in the future conduct additional clinical trials outside the United States, including in Europe, the United Kingdom, Australia or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. The EMA, the MHRA and many other comparable foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA, the MHRA, or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States, the European Union, the United Kingdom, or the applicable jurisdiction. If the FDA, the EMA, or the MHRA, or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical studies or clinical trials, approval may be delayed, if obtained at all. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in regulatory approval policies during the development period, changes in or enactment of additional statutes or regulations, or changes in regulatory review policies for each submitted NDA, Premarket Approval Application (“PMA”), or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Such global outbreaks of infectious diseases could materially and adversely impact our operations, including without limitation, our preclinical studies or clinical trial operations and our ability to recruit and retain patients and principal investigators and site staff. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. Any negative impact COVID-19 or a similar public health crisis has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

These, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on global economies and financial markets, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.

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

We, our principal investigators and our CROs are required to comply with regulations, including good clinical practices (“GCPs”), for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with current Good Manufacturing Practices (“cGMP”) regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We are also unable to predict how changing global economic conditions or potential global health concerns will further affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Similarly, in EU, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants an orphan designation in respect of a product if its sponsor can show that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that, without the benefits derived from orphan status, sales of the product in the EU would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there must be no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of a significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

We have received orphan drug designation from the FDA for IK-930 for the treatment of mesothelioma. Generally, if a product with an orphan designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in EU. The EU market exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines to nine years (or five years for well-established use orphan medicines). Even if we obtain orphan drug exclusivity for any product candidates in addition to IK-930, that exclusivity may not effectively protect IK-930 or our other product candidate from competition because different products can be approved for the same condition.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2032. Due to the federal Statutory Pay-As-You-Go Act of 2010 (The SPAYGO), Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The SPAYGO resulted from the American Rescue Plan Act of 2021 and subsequent legislation in an effort to address the estimated budget deficit increases.
•
The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and future laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
•
The Right to Try Act (2018), among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
CMS has published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
In August 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA includes several provisions that may eventually impact our business, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program if they have one rare disease designation and the only approved indication is for that rare disease. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order issued by President Biden, that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, both the Biden Administration and the U.S. Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. Most notably, in the EEA and the UK, the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, is subject to the EU GDPR (with regards to the EEA) and the UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements. In this document, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR are wide-ranging in scope and impose numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments and taking certain measures when engaging third-party processors. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million for the UK), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Ac,t creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. Laws similar to the CCPA have been passed in Montana, Texas, Iowa, Indiana, Tennessee, Connecticut, Colorado, Utah, and Virginia. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. At the federal level, there is discussion of a new comprehensive data privacy law which, if passed, would help to streamline certain of our privacy obligations but would also introduce new stringent privacy and data security obligations that would apply to personal data collected from throughout the United States.

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

As of August 1, 2023 we had 59 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Our Common Stock

Pursuant to the terms of the Merger Agreement, we are required to recommend that our stockholders approve the conversion of all outstanding shares of our Series A Preferred Stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so our operations may be materially harmed.

Under the terms of the Merger Agreement, we agreed to take all action necessary under applicable law to call and hold a meeting of our stockholders to obtain the requisite approval for the conversion of all outstanding shares of Series A Preferred Stock issued in the merger into shares of our common stock, as required by the Nasdaq listing rules, within 45 days after the date that the definite proxy statement relating to the conversion is filed with the SEC. If our stockholders do not timely approve the conversion of our Series A Preferred Stock, then the holders of our Series A Preferred Stock may be entitled to require us to settle their shares of Series A Preferred Stock for cash at a price per share equal to the fair value of the Series A Preferred Stock, as described in our certificate of designation relating to the Series A Preferred Stock. If we are forced to settle a significant amount of the Series A Preferred Stock, it could materially affect our results of operations.

The dual class structure of our common stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation entities affiliated with or managed by certain of our stockholders will hold an aggregate of 5,586,311 shares of our non-voting common stock, out of a total of 6,215,466 shares of our non-voting common stock issued and outstanding. Upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 9.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock. Consequently, the holders of our non-voting common stock who have exercised their option to make this conversion, will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates—The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. Potential instability throughout the banking industry and their potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from our Public Offering of Common Stock

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

(c) Issuer Purchases of Equity Securities

On June 13, 2023, the Company entered into a definitive stock purchase agreement with a stockholder, as part of a privately negotiated transaction, to repurchase 97,500 shares of common stock held by them for an aggregate purchase price of $0.7 million, or $6.80 per share. This repurchase was completed on June 26, 2023.

Repurchased shares are held as treasury stock at cost until they are retired or re-issued. The shares were retired on June 29, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2023 to April 30, 2023	—	$—	—	—
May 1, 2023 to May 31, 2023	—	$—	—	—
June 1, 2023 to June 30, 2023	97,500	$6.80	—	—
Total	97,500	$6.80	—	—

(1) The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired the shares of common stock pursuant to a definitive stock purchase agreement with a stockholder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.3

Fifth Amended and Restated Certificate of Incorporation of Ikena Oncology, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on March 30, 2021).

3.5	Amended and Restated Bylaws of Ikena Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on March 30, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the SEC on March 22, 2021).

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

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

IKENA ONCOLOGY, INC.

Date: August 10, 2023	By:	/s/ Mark Manfredi
Mark Manfredi
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Jotin Marango
Jotin Marango
Chief Financial Officer and Head of Corporate Development (Principal Financial Officer and Principal Accounting Officer)