Form 10-Q
period 2023-09-30
Ikena Oncology, Inc.
filed 2023-11-09
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 48,258,111 shares of common stock, $0.001 par value per share, outstanding.

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
•
the effect of pandemics, epidemics, or any outbreak of an infectious disease, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials;

•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions, bank failures, regional conflicts around the world, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those under the caption “Risk Factors.”

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
•
Pandemics, epidemics, or any outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.
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
•
We rely on third parties to conduct our clinical trials as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$121,277	$59,919
Marketable securities	75,656	97,028
Prepaid expenses and other current assets	3,701	3,063
Total current assets	200,634	160,010
Property and equipment, net	2,633	3,205
Right-of-use asset	7,993	5,255
Deposits and other assets	4,075	3,789
Total assets	$215,335	$172,259
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,950	$2,093
Accrued expenses and other current liabilities	11,193	8,343
Operating lease liability	3,469	1,907
Deferred revenue	659	9,160
Total current liabilities	19,271	21,503

Long-term portion of operating lease liability	8,023	3,787
Other long term liabilities	852	—
Total liabilities	28,146	25,290
Commitments and contingencies (Note 12)
Convertible preferred stock
Series A Non-Voting Convertible Preferred Stock, $0.001 par value -5,000,000 shares designated and 4,153,439 issued and outstanding as of September 30, 2023. No shares designated, issued and outstanding as of December 31, 2022	31,845	—
Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; No shares issued and outstanding as of September 30, 2023 or December 31, 2022	—	—
Common stock, $0.001 par value - 150,000,000 shares authorized and 44,104,672 issued and outstanding as of September 30, 2023 and 150,000,000 shares authorized and 36,257,493 issued and outstanding as of December 31, 2022	44	36
Additional paid-in capital	418,486	361,915
Accumulated other comprehensive loss	(290)	(763)
Accumulated deficit	(262,896)	(214,219)
Total stockholders’ equity	155,344	146,969
Total liabilities, convertible preferred stock and stockholders’ equity	$215,335	$172,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statement of Operations
Research and development revenue under collaboration agreement	$1,185	$6,402	$8,501	$10,168
Operating expenses:
Research and development	14,654	18,850	45,378	48,682
General and administrative	6,034	5,428	16,632	17,276
Total operating expenses	20,688	24,278	62,010	65,958
Loss from operations	(19,503)	(17,876)	(53,509)	(55,790)
Other income (expense):
Investment income	2,162	550	4,840	1,135
Other expense	(2)	(12)	(8)	(13)
Total other income, net	2,160	538	4,832	1,122
Net loss	$(17,343)	$(17,338)	$(48,677)	$(54,668)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	166	(77)	(290)	(1,181)
Total comprehensive loss	$(17,177)	$(17,415)	$(48,967)	$(55,849)

Net loss per share:
Net loss per share attributable to common stockholders basic and diluted	$(0.40)	$(0.48)	$(1.23)	$(1.51)
Weighted-average common stock outstanding, basic and diluted	43,437,844	36,257,074	39,688,984	36,165,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	—	—	36,257,493	$36	$361,915	$(763)	$(214,219)	$146,969
Stock-based compensation	—	—	—	—	2,000	—	—	2,000
Other comprehensive income	—	—	—	—	—	272	—	272
Net loss	—	—	—	—	—	—	(14,219)	(14,219)
Balance as of March 31, 2023	—	—	36,257,493	36	363,915	(491)	(228,438)	135,022
Issuance of common stock for underwritten registered offering, net of offering costs of $2.6 million	—	—	6,110,000	6	37,415	—	—	37,421
Repurchase of common stock	—	—	(97,500)	—	(663)	—	—	(663)
Stock-based compensation	—	—	—	—	1,879	—	—	1,879
Exercise of stock options	—	—	29,485	—	121	—	—	121
Other comprehensive income			—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(17,115)	(17,115)
Balance as of June 30, 2023	—	—	42,299,478	42	402,667	(456)	(245,553)	156,700
Issuance of preferred stock in connection with the Acquisition, net of issuance costs of $0.4 million	4,153,439	32,504	—	—	—	—	—	—
Issuance of common stock in connection with the Acquisition, net of issuance costs of $1.0 million	—	—	1,800,652	2	14,091	—	—	14,093
Cash consideration paid to settle Pionyr restricted stock units, stock options, and unaccredited stockholders	—	(659)	—	—	(285)	—	—	(285)
Stock-based compensation	—	—	—	—	1,998	—	—	1,998
Exercise of stock options	—	—	4,542	—	15	—	—	15
Other comprehensive income	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	(17,343)	(17,343)
Balance as of September 30, 2023	4,153,439	$31,845	44,104,672	$44	$418,486	$(290)	$(262,896)	$155,344

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	35,975,034	$36	$353,295	$—	$(145,454)	$207,877
Stock-based compensation	—	—	1,900	—	—	1,900
Exercise of stock options	134,500	—	495	—	—	495
Other comprehensive loss	—	—	—	(478)	—	(478)
Net loss	—	—	—	—	(16,839)	(16,839)
Balance as of March 31, 2022	36,109,534	36	355,690	(478)	(162,293)	192,955
Stock-based compensation	—	—	1,955	—	—	1,955
Exercise of stock options	142,443	—	575	—	—	575
Other comprehensive loss	—	—	—	(626)	—	(626)
Net loss	—	—	—	—	(20,491)	(20,491)
Balance as of June 30, 2022	36,251,977	36	358,220	(1,104)	(182,784)	174,368
Stock-based compensation	—	—	1,811	—	—	1,811
Exercise of stock options	5,516	—	24	—	—	24
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(17,338)	(17,338)
Balance as of September 30, 2022	36,257,493	$36	$360,055	$(1,181)	$(200,122)	$158,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(48,677)	$(54,668)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	715	541
Amortization of premiums and discounts on marketable securities	(1,709)	103
Stock-based compensation	5,877	5,666
Non-cash operating lease expense	1,152	953
Loss on disposal of property and equipment	5	173
Net realized loss on marketable securities	—	12
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,271	682
Accounts payable	(987)	(206)
Accrued expenses and other current liabilities	(5,308)	2,816
Lease liability	(1,333)	(954)
Deferred revenue	(8,501)	(10,168)
Deposits and other assets	(429)	(1,404)
Net cash flows used in operating activities	(57,924)	(56,454)

Cash flows from investing activities
Purchases of property and equipment	(152)	(1,200)
Sale of property and equipment	4	—
Purchase of marketable securities	(65,217)	(189,863)
Sales and maturities of marketable securities	109,133	81,280
Net cash flows provided by (used in) investing activities	43,768	(109,783)

Cash flows from financing activities
Cash and cash equivalents acquired in connection with the acquisition of Pionyr, net of issuance costs paid	39,970	—
Cash consideration paid in connection with the acquisition of Pionyr	(944)	—
Proceeds from issuance of common stock for underwritten registered offering, net of offering costs	37,421	—
Repurchase of common stock	(663)	—
Proceeds from exercise of stock options	136	1,094
Net cash flows provided by financing activities	75,920	1,094
Net increase (decrease) in cash and cash equivalents and restricted cash	61,764	(165,143)
Cash, cash equivalents and restricted cash, beginning of period	60,791	233,089
Cash, cash equivalents and restricted cash, end of period	$122,555	$67,946

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$121,277	$67,074
Restricted cash included in other assets	1,278	872
Cash, cash equivalents and restricted cash, end of period	$122,555	$67,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Ikena Oncology, Inc. (the “Company”) is a targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance in the Hippo and RAS onco-signaling network. The Company’s lead targeted oncology program, IK-930, is a TEAD1-selective Hippo pathway inhibitor, a known tumor suppressor pathway that also drives resistance to multiple targeted therapies. The Company’s first program in the RAS pathway, IK-595, is molecular glue designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. In addition, the Company is developing IK-175, an aryl hydrocarbon receptor (“AHR”) antagonist in collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”). The Company’s focus on patient-driven development allows it to research both known and novel targets, with a shared guiding principle of aiming to address the unmet needs of biomarker-defined patient populations. Since the Company commenced operations in 2016, it has advanced multiple product candidates into clinical development. In addition, the Company has a robust discovery engine and portfolio of early stage targeted oncology programs. Across the entirety of its pipeline, the Company aims to utilize its depth of institutional knowledge and breadth of tools to efficiently develop the right drug using the right modality for the right patient.

Acquisition of Pionyr Therapeutics

The Company acquired Pionyr Immunotherapeutics, Inc., a Delaware corporation (“Pionyr”), pursuant to an Agreement and Plan of Merger, dated August 4, 2023 by and among the Company, Portsmouth Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub I”), Portsmouth Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II”), Pionyr, and Fortis Advisors LLC, as securityholder agent (the “Pionyr Acquisition Agreement”). Pursuant to the Pionyr Acquisition Agreement, Merger Sub I merged with and into Pionyr, after which Pionyr was the surviving corporation and became a wholly owned subsidiary of the Company (the “First Merger”). Immediately after the First Merger, Pionyr merged with and into Merger Sub II, after which Merger Sub II was the surviving entity (collectively with the First Merger, the “Acquisition”).

Under the terms of the Pionyr Acquisition Agreement, at the closing, the Company issued to the stockholders of Pionyr 1,800,652 shares of its common stock (including 153,121 shares of its non-voting common stock), and 4,153,439 shares of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”), which was a newly designated series of preferred stock that is intended to have economic rights equivalent to the Company’s common stock, but with only limited voting rights. The Series A Preferred Stock was converted to shares of the Company’s common stock pursuant to stockholder approval at a special meeting of stockholders held on October 11, 2023. Each stockholder of Pionyr at the time of closing also received one contractual contingent value right (“CVR”) for each share of Pionyr stock held at closing. The CVR entitles the holder to receive 50% of net proceeds, outside of royalties, for any potential monetization of Pionyr legacy programs within two years.

Basis of Presentation: The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

2. Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arrys Therapeutics, Inc. (“Arrys”), Ikena Oncology Securities Corporation, Amplify Medicines, Inc, (“Amplify”) and Portsmouth Merger Sub II, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Summary of Significant Accounting Policies: The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2023. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023 except as discussed below.

Concentration of Credit Risk and of Significant Suppliers: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. Additionally, as of September 30, 2023, the Company has not experienced any credit related losses on accounts that hold the Company’s cash, cash equivalents and marketable securities.

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

Convertible Preferred Stock: The Company records shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company applies the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities in determining the classification of preferred stock as stockholder’s deficit or temporary equity. The Company classified convertible preferred stock as temporary equity in the accompanying consolidated statement of Convertible Preferred Stock and Stockholders’ Equity due to terms that allow for redemption of the shares in cash upon certain events that are outside of the Company’s control, including failure to obtain stockholder approval of the conversion of the Series A Preferred Stock. The Company did not accrete the value of the convertible preferred stock to the redemption values since a liquidation event was not considered probable prior to the conversion date.

Contingent Value Rights: The Company evaluates the CVR to determine if it qualifies as a derivative under ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date. Any changes in fair value are recorded as other income or expense for each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date.

The Company determined that certain contingent payments under the Acquisition qualified for the scope exception under ASC 815, and as such, were not recorded as a derivative on the balance sheet as of September 30, 2023. Upon resolution of the CVR, the Company will recognize the payment consistent with the guidance in ASC 450. As of September 30, 2023, the contingent consideration cannot be reasonably estimated, and the contingency was not resolved.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	As of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$51,061	$51,061	$—	$—
U.S. treasury securities	18,944	—	18,944	—
Marketable securities
U.S. treasury securities	34,252	—	34,252	—
Corporate debt securities	41,404	—	41,404	—
Total assets	$145,661	$51,061	$94,600	$—

	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$55,861	$55,861	$—	$—
Marketable securities
U.S. treasury securities	22,606	—	22,606	—
Corporate debt securities	74,422	—	74,422	—
Total assets	$152,889	$55,861	$97,028	$—

During the nine months ended September 30, 2023 and year ended December 31, 2022, there were no transfers into or out of Level 3.

4. Marketable securities

The following tables summarize the Company's marketable securities (in thousands):

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$53,198	$2	$(4)	$53,196
Corporate debt securities	41,692	—	(288)	41,404
Total	$94,890	$2	$(292)	$94,600

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$22,630	$—	$(24)	$22,606
Corporate debt securities	75,161	—	(739)	74,422
Total	$97,791	$—	$(763)	$97,028

	As of September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(10)	$29,273	$-	$-	$(10)	$29,273
Corporate debt securities	(166)	28,269	(116)	13,135	(282)	41,404
Total	$(176)	$57,542	$(116)	$13,135	$(292)	$70,677

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

As of September 30, 2023, the Company held 28 marketable securities in an unrealized loss position. The Company does not intend to sell its marketable securities and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity. The Company did not record any impairment charges related to its available-for-sale securities during the three and nine months ended September 30, 2023 and 2022. The Company did not recognize any credit-related allowance to available-for-sale securities as of the three and nine months ended September 30, 2023 and 2022.

The fair values of the Company's marketable securities by classification in the condensed consolidated balance sheets were as follows:

	As of September 30, 2023	As of December 31, 2022
Cash and cash equivalents	$18,944	$—
Marketable securities	75,656	97,028
Total	$94,600	$97,028

Marketable securities fair value by contractual maturity were as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Due in one year or less	$89,278	$79,652
Due after one year through five years	5,322	17,376
Total	$94,600	$97,028

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Clinical, manufacturing and scientific development	$1,621	$1,372
Prepaid Insurance	1,061	727
Other	1,019	964
Total	$3,701	$3,063

6. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Property and equipment:
Lab equipment	$2,980	$2,858
Leasehold improvements	1,219	1,216
Electronic equipment and software	481	481
Furniture and fixtures	475	475
Total property and equipment	5,155	5,030
Less: accumulated depreciation	(2,522)	(1,825)
Property and equipment, net	$2,633	$3,205

Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.2 million and $0.2 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $0.7 million and $0.7 million, respectively. There were no impairments for the nine months ended September 30, 2023 and 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Employee compensation	$2,961	$3,236
Research and development expenses	6,140	4,462
Professional fees	1,633	526
Other current liabilities	459	119
Total	$11,193	$8,343

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

The Company recognized revenue of $1.2 million and $6.4 million in the three months ended September 30, 2023 and 2022 and $8.5 million and $10.2 million nine months ended September 30, 2023 and 2022 respectively, from the Bristol-Myers Squibb Collaboration Agreement, that in each case was previously included in deferred revenue at the beginning of the respective period. The condensed consolidated balance sheet as of September 30, 2023 includes current deferred revenue of $0.7 million related to this agreement. This amount is expected to be recognized as performance obligations are satisfied through the completion of the research and development services for the partnered programs.

9. Acquisition of Pionyr Therapeutics

On August 4, 2023, the Company acquired Pionyr, pursuant to the Pionyr Acquisition Agreement. Under the terms of the Pionyr Acquisition Agreement, the Company issued to the stockholders of Pionyr 1,800,652 shares of the Company’s common stock (including 153,121 shares of the Company’s non-voting common stock), and 4,153,439 shares of Series A Preferred Stock, which was a newly designated series of preferred stock that is intended to have economic rights equivalent to the Company’s common stock, but with only limited voting rights. The Series A Preferred Stock converted to shares of the Company’s common stock pursuant to stockholder approval at a special meeting of stockholders held on October 11, 2023. See “Note 15 – Subsequent Event” for additional information on stockholder approval of the conversion. Each stockholder of Pionyr at the time of closing also received one contractual

CVR for each share of Pionyr stock held at closing. The CVR entitles the holder to receive 50% of net proceeds, outside of royalties, for any potential monetization of Pionyr legacy programs within two years.

Acquisition Accounting

The Company concluded that the Acquisition should be accounted for as a capitalization transaction, primarily based on the following facts and circumstances:

•
The purpose of the transaction was for the Company to acquire the cash, cash equivalents and marketable securities of Pionyr;
•
A nominal amount of Pionyr’s others assets were acquired, primarily related to the right-of-use-asset for Pionyr’s office and lab space lease located in San Francisco, California. The Company is actively seeking a tenant to sublease the space;
•
Prior to the Acquisition, Pionyr was finalizing the wind down of all development activities that were ongoing. There will be no continuing operations of Pionyr other than the remaining wind down activities;
•
No value has been ascribed to the legacy intellectual property assets acquired; and
•
No assembled workforce or substantive processes were acquired that together could significantly contribute to the ability to create outputs.

Under the recapitalization accounting model, the assets acquired and liabilities assumed were recognized at their fair value on August 4, 2023. The equity issued by the Company was recognized on the basis of the net fair value of the assets acquired and liabilities assumed. Cash consideration transferred and transaction costs incurred attributable to the Acquisition are reflected as reductions to equity. The Company incurred $1.4 million of transaction costs that were direct and incremental to the Acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition date (in thousands):

Assets Acquired	As of August 4, 2023
Cash and cash equivalents	$40,926
Marketable securities	20,362
Prepaid expenses and other current assets	1,359
Right-of-use-asset	3,889
Deposits and other assets	406
Total assets acquired	$66,942
Liabilities Assumed
Accounts payable	(2,844)
Accrued expenses and other current liabilities	(8,097)
Operating lease liability	(1,485)
Long-term portion of operating lease liability	(5,647)
Other long term liabilities	(852)
Total liabilities assumed	$(18,925)

Net assets acquired (1)	$48,017

(1) Net assets acquired does not include the remaining costs to complete the wind down of Pionyr development activities and operations.

Fair value of equity issued and consideration transferred in connection with the Acquisition (in thousands):

As of August 4, 2023
Issuance of Series A Preferred Stock	$32,837
Issuance of common stock	14,236
Cash consideration paid to settle Pionyr restricted stock units ("RSUs") and stock options	738
Cash consideration paid to Pionyr unaccredited stockholders	206
Total	$48,017

The CVR was not accounted for as a derivative on the date of merger, nor was it included in the consideration transferred to acquire Pionyr. As of August 4, 2023 and September 30, 2023, the contingent consideration cannot be reasonably estimated, and the contingency was not resolved.

10. Stockholder’s Equity

Common Stock

On May 17, 2023, the Company completed an underwritten registered offering (“URO”) of common stock pursuant to which it issued and sold 6,110,000 shares of the Company’s common stock at a purchase price of $6.55 per share. The Company received net proceeds from the URO of approximately $37.4 million after deducting commissions and other offering expenses. The URO was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-264517).

On August 4, 2023, the Company acquired 100% of the outstanding equity of Pionyr. Pursuant to the Acquisition, the Company issued to Pionyr stockholders 1,800,652 shares of the Company’s common stock (including 153,121 shares of the Company’s non-voting common stock). The Company also issued 4,153,439 shares of common stock issuable upon the conversion of 4,153,439 shares of Series A Preferred Stock to Pionyr stockholders pursuant to the Acquisition.

Preferred Stock

On August 4, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (“Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Acquisition, which provides for the issuance of shares of Series A Preferred Stock. Pursuant to the Acquisition, the Company agreed to issue 4,153,439 shares of Series A Preferred Stock to Pionyr stockholders. The Company agreed to hold a special meeting of stockholders to submit the approval of the conversion of the Series A Preferred Stock into shares of common stock, pursuant to which each share of Series A Preferred Stock would be convertible into one share of voting common stock, provided, however, that if such stockholder already held shares of the Company’s non-voting common stock prior to the conversion, such holder would receive shares of non-voting common stock in lieu of shares of voting common stock to the extent the issuance of shares of voting common stock to such holder would result in such holder, when aggregated with its affiliates for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), beneficially owning more than 9.99% of the Company’s voting common stock (the “Non-Voting Beneficial Ownership Limitation”). If stockholders had not approved the conversion of the Series A Preferred Stock into common stock by February 4, 2024 (six (6) months from the closing of the Acquisition), then, upon any attempted conversion, holders of Series A Preferred Stock may have thereafter required the Company to repurchase the Series A Preferred Stock at the then-current fair value of the underlying Common Stock.

On September 25, 2023, the Company filed a Definitive Proxy Statement with the SEC to solicit approval of the issuance of common stock upon conversion of the Series A Preferred Stock at a special meeting of stockholders.

The Company classified convertible preferred stock as temporary equity in the accompanying consolidated statement of Convertible Preferred Stock and Stockholders’ Equity due to terms that allow for redemption of the shares in cash upon certain events that are outside of the Company’s control, including failure to obtain stockholder approval of the conversion of the Series A Preferred Stock. The Company did not accrete the value of the convertible preferred stock to the redemption values since a liquidation event was not considered probable prior to the conversion date. As of September 30, 2023, the redemption value of the Company's outstanding Series A Preferred Stock was $18.0 million based on the closing stock price of the Company's common stock on September 30, 2023 of $4.33 per share.

The Series A Preferred Stock was subsequently converted to shares of the Company’s common stock pursuant to stockholder approval at a special meeting of stockholders held on October 11, 2023. See “Note 15 – Subsequent Event” for additional information on stockholder approval of the conversion.

Voting Rights

Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend or repeal any provision of, or add any provision to, our certificate of incorporation or bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of, the Series A Preferred Stock, (d) issue further shares of Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (e) prior to the stockholder approval of the conversion of the Series A Preferred Stock into shares of common stock or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate a Fundamental Transaction (as defined in the Certificate of Designation) or any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, (f) authorize or issue any class or series of stock that has powers, preferences or rights that are senior to those of the Series A Preferred Stock, or (g) enter into any agreement with respect to any of the foregoing.

Dividends

Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal, on an as-if-converted-to-common-stock basis and without regard to the Non-Voting Beneficial Ownership Limitation, equal to and in the same form as dividends actually paid on shares of common stock.

Liquidation and Dissolution.

The Series A Preferred Stock ranks (i) senior to any class or series of capital stock of the Company created after the date of the Acquisition specifically ranking by its terms junior to any Series A Preferred Stock and (ii) on parity with common stock upon any liquidation, dissolution or winding-up of the Company.

Equity Incentive Plan

The Company grants stock options under the 2021 Stock Incentive Plan (the “2021 Plan”). The Company also has stock options outstanding under the 2016 Stock Incentive Plan (“2016 Plan”), but is no longer granting awards under such plan. All shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2021 and 2016 Plans are added back to the shares of common stock available for issuance under the 2021 Plan. On January 1, 2023, the number of shares available for issuance under the 2021 Plan increased by 1,450,299 shares as a result of the evergreen provision. As of September 30, 2023, 3,264,419 shares of common stock remain available for future issuance under the 2021 Plan.

The total compensation expense recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,058	$865	$3,114	$2,931
General and administrative	940	946	2,763	2,735
Total	$1,998	$1,811	$5,877	$5,666

The weighted-average fair value of the stock options granted during the nine months ended September 30, 2023 was $2.25. As of September 30, 2023, the total unrecognized stock-based compensation expense for unvested options was $13.4 million which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes stock option activity under the 2021 Plan for the nine months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	6,589,479	$7.29	7.73	$362
Granted	1,597,224	3.02
Exercised	(34,027)	4.01
Cancelled or forfeited	(735,320)	6.44
Outstanding as of September 30, 2023	7,417,356	$6.47	7.13	$4,062
Vested or expected to vest as of September 30, 2023	7,417,356	$6.47	7.13	$4,062
Options exercisable as of September 30, 2023	3,920,894	$6.58	6.22	$1,733

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2023 and 2022 was $59.3 thousand and $1.2 million, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing presented on a weight average basis were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.73%	2.89%	3.91%	2.36%
Expected dividend yield	0%	0%	0%	0%
Expected option term (in years)	6.08	6.08	6.03	6.01
Expected stock price volatility	90.92%	85.76%	86.55%	84.68%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of September 30, 2023, there has been no increase in the shares reserved and available for issuance and no shares have been purchased by employees under the ESPP.

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

In 2018, the Company acquired IPR&D on an Arrys’ immune-oncology candidate based on the intellectual property associated with Arrys’ AskAt License as part of the acquisition of Arrys. Total consideration allocated to the technology was $28.5 million and was recognized as research and development expense upon the acquisition. The AskAt License was intended to be used by the Company in its future development of therapeutic drug candidates for eventual clinical development and commercialization. The agreement will be terminated as of March 2024 and all assets will be returned to AskAt Inc. as of March 2024, at which point no further costs will be incurred by the Company.

12. Commitments and Contingencies

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of September 30, 2023 or royalties on future sales of specified products that have not yet occurred as of September 30, 2023.

13. Net Loss per Share Attributable to Common Stockholders

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Options to purchase Common Stock	7,417,356	6,701,407
Convertible Preferred Stock	4,153,439	—
Total	11,570,795	6,701,407

14. Related Party Transactions

OrbiMed Advisors LLC (“OrbiMed”), a related party of the Company, was previously a stockholder of Pionyr. In connection with the Acquisition, OrbiMed was allocated 153,121 shares of non-voting common stock and 353,192 shares of Series A Preferred Stock, which converted to common stock pursuant to stockholder approval at a special meeting of stockholders held on October 11, 2023. As of September 30, 2023, OrbiMed beneficially owned approximately 8.9% of the Company’s voting common stock outstanding.

15. Subsequent Event

On September 25, 2023, the Company filed a Definitive Proxy Statement which included the proposal that the Company’s stockholders approve the conversion of the shares of Series A Preferred Stock issued in the Acquisition into shares of the Company’s common stock. The proposal was approved by the stockholders at a special meeting of stockholders held on October 11, 2023. Pursuant to the Certificate of Designation, the conversion was effective as of October 16, 2023 at 5:00 p.m. Eastern Time.

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

Overview

We are a targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance in the Hippo and RAS onco-signaling network. Our lead targeted oncology program, IK-930, is a TEAD1-selective Hippo pathway inhibitor, a known tumor suppressor pathway that also drives resistance to multiple targeted therapies. Our first program in the RAS pathway, IK-595, is a molecular glue designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. We have a robust discovery engine and a portfolio of early stage targeted oncology programs that are designed to complement our current pipeline and follow our patient-driven target selection strategy. Our depth of institutional knowledge and ability to create bespoke processes and programs enable us to efficiently develop the right drug using the right modality for the right patient. In addition to our targeted oncology programs we are developing IK-175, an aryl hydrocarbon receptor (“AHR”) antagonist in collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), a program also grown from internal discovery. Since we commenced operations in 2016, we have advanced multiple product candidates into clinical development.

Our most advanced targeted oncology product candidate, IK-930, is an oral, TEAD1-selective, small molecule inhibitor of the Hippo signaling pathway. The Hippo pathway is a key driver of cancer pathogenesis that is genetically altered in approximately 10% of all cancer types and plays a role in resistance to other targeted therapies. IK-930 selectively binds to TEAD1 and prevents transcription of multiple genes that drive cancer progression. Our ongoing Phase 1 clinical trial is currently evaluating IK-930 as monotherapy in patients with advanced solid tumors with or without gene alterations in the Hippo pathway. The trial includes plans for expansion cohorts in targeted patient populations, including in patients with mesothelioma and epithelioid hemangioendothelioma (“EHE”). Approximately 40% of mesothelioma patients are genetically deficient for the tumor suppressor NF2 and 100% of EHE patients have oncogenic YAP1 or TAZ gene fusions. IK-930 has received orphan designation for the treatment of mesothelioma and fast track designation for unresectable NF2-deficient mesothelioma from the U.S. Food and Drug Administration (“FDA”). IK-930 has shown a differentiated safety profile in dose escalation and early signs of clinical activity in EHE. Additional clinical data is expected in the second half of 2024.

In addition to the monotherapy approach, we plan to assess IK-930 in combination with other targeted therapies across several indications with multiple targeted therapies to combat therapeutic resistance. Based on the role that the Hippo pathway plays in resistance to other targeted therapies, we believe that IK-930 may expand the patient populations that could benefit from targeted therapies like epidermal growth factor receptor (“EGFR”) inhibitors, KRAS inhibitors, and MEK inhibitors, among others. Our preclinical data highlight the potential of IK-930 in combination with osimertinib in EGFR mutant cancers, both in first line as a resistance-preventative combination and in later lines, post-resistance emergence. We have an established clinical collaboration with AstraZeneca for the evaluation of osimertinib in combination with IK-930 for patients with EGFR-mutant non-small cell lung cancers as a cohort in the ongoing Phase 1 clinical trial, which is planned to initiate in 2024.

In addition to our work in the Hippo pathway, we are developing targeted therapies within the RAS pathway, one of the most highly dysregulated pathways in cancer. The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. Our goal is to achieve deep and sustained responses through targeting the pathway on multiple levels and leveraging the biology of known resistance mechanisms in our therapeutic design. Our first program in the space, IK-595, aims for robust inhibition of MEK-RAF by gluing MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. IK-595’s potential ability to complex CRAF, in particular, prevents a well-recognized signaling bypass mechanism that cancer cells employ to drive therapeutic resistance to other drugs in this class. In addition, trapping CRAF in an inactive complex prevents the kinase independent anti-apoptotic function in RAS and RAF mutant cancers, a mechanism that cannot be addressed with first generation MEK inhibitors or pan-RAF inhibitors. We are developing IK-595 as an oral therapy, with a half-life designed to enable a pharmacokinetic profile that we believe can be potentially superior to other pathway inhibitors, with the goal of optimizing the therapeutic window for patients. We are anticipating clinical trial activities for a Phase I IK-595 clinical program to initiate in the fourth quarter of 2023.

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

All of our ongoing development programs stemmed from our internal discovery engine, which continues its focus on discovering and developing novel targeted oncology programs. Our early research follows our philosophy of designing treatments for selected patient populations. Our approach in each of our programs is to target cancer-driving targets that can also be implicated in mechanisms of therapeutic resistance, bringing the potential to expand the patient population that can benefit from targeted oncology.

On August 4, 2023, we acquired Pionyr, in accordance with the terms of the Agreement and Plan of Merger, dated August 4, 2023 (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of the Acquisition, we acquired all of Pionyr’s assets, including approximately $43 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the Company’s common stock (including 153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock (as defined in the Merger Agreement), also at the purchase price of $7.15 per share, each share of which is convertible into one (1) share of the Company’s common stock, subject to certain conditions. On September 25, 2023, we filed a Definitive Proxy Statement which included the proposal that our stockholders approve the conversion of the shares of Series A Preferred Stock issued in the Acquisition into shares of the Company’s common stock. The proposal was approved by the stockholders at a special meeting of stockholders held on October 11, 2023.

To date, we have not had any products approved for sale and have not generated any revenue from product sales.

Financial Operations

To date, we have primarily financed our operations through proceeds from private placements of preferred stock, payments from a collaboration agreement, related party revenue, the completion of our initial public offering (“IPO”), underwritten registered offering of common stock (“URO”), and acquisition of Pionyr.

Since inception, we have incurred significant operating losses. Our net losses were $48.7 million and $54.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $262.9 million. We expect to continue to incur significant expenses and operating losses, which could be substantial, for at least the next several years as we:

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
•
establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•
add operational, financial and management information systems and personnel, including personnel, to support our research and development programs, any future commercialization efforts, and our continued operations as a public company.

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

As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $196.9 million. We believe the existing cash, cash equivalents, and marketable securities as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2026. To date, we have primarily financed our operations through proceeds from private placements of preferred stock, payments from a collaboration agreement, related party revenue, completion of the IPO and URO, and the acquisition of Pionyr. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

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
•
expenses incurred under agreements with CROs, which are primarily engaged to support our clinical trials;
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

•
our ability to obtain and maintain patents, trade secret, and other intellectual property protection and regulatory exclusivity for our product candidates, both in the United States and internationally;
•
our ability to obtain and maintain third-party insurance coverage and adequate reimbursement for our product candidates, if and when approved;
•
the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
•
effectively competing with other products if our product candidates are approved;
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from pandemics or similar public health crisis; and
•
our ability to maintain a continued acceptable safety profile for our therapies following approval.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, auditing, tax services, and insurance costs.

We expect that our general and administrative expenses will increase as our organization and grows in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees for outside consultants, attorneys, and accountants, among other expenses. Additionally, we expect to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Results of Operations

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Dollar Change	% of Change	2023	2022	Dollar Change	% of Change
Revenue:
Research and development revenue under collaboration agreement	$1,185	$6,402	$(5,217)	(81)%	$8,501	$10,168	$(1,667)	(16)%
Operating expenses:
Research and development	14,654	18,850	(4,196)	(22)%	45,378	48,682	(3,304)	(7)%
General and administrative	6,034	5,428	606	11%	16,632	17,276	(644)	(4)%
Total operating expenses	20,688	24,278	(3,590)	(15)%	62,010	65,958	(3,948)	(6)%
Loss from operations	(19,503)	(17,876)	(1,627)	9%	(53,509)	(55,790)	2,281	(4)%
Other income, net	2,160	538	1,622	301%	4,832	1,122	3,710	331%
Net loss	$(17,343)	$(17,338)	$(5)	0%	$(48,677)	$(54,668)	$5,991	(11)%

Revenue

The research and development revenue under collaboration agreement is related to the Bristol-Myers Squibb Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The decrease in revenue during the three months ended September 30, 2023, as compared to the same period in the prior year, was primarily due to an increase in manufacturing activities as a result of the substantial completion of manufacturing efforts related to the IK-412 program during the three months ended September 30, 2022. The decrease in revenue during the nine months ended September 30, 2023 was primarily due to the decision to stop the IK-175 head and neck study prior to enrolling any participants in order to direct resources towards completing the data package for the Bristol-Myers Squibb partnership, which is eligible for opt-in until January 2024.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Dollar Change	% of Change	2023	2022	Dollar Change	% of Change
Direct research and development expenses by program:
IK-930	$2,335	$2,561	$(226)	(9)%	$9,063	$7,929	$1,134	14%
IK-175	391	2,046	(1,655)	(81)%	2,288	4,808	(2,520)	(52)%
IK-595	1,862	2,293	(431)	(19)%	5,764	5,349	415	8%
Other assets, discovery, and early stage programs	3,336	5,632	(2,296)	(41)%	7,468	12,268	(4,800)	(39)%
Research and development personnel and overhead expenses and unallocated	6,730	6,318	412	7%	20,795	18,328	2,467	13%
Total research and development expenses	$14,654	$18,850	$(4,196)	(22)%	$45,378	$48,682	$(3,304)	(7)%

During the three and nine months ended September 30, 2023, research and development expenses decreased $4.2 million and $3.3 million, respectively. The changes in research and development expense for the three and nine months ended September 30, 2023 compared to the same periods in the prior year, were primarily due to decreases in clinical trial costs related to IK-175, and decreases in other discovery and early stage programs as a result of the Company prioritizing its focus on advancing its clinical stage programs, partially offset by costs incurred to wind down Pionyr clinical trials. During the nine months ended September 30, 2023 IK-930 costs increased due to clinical trial costs and consulting fees and research and development unallocated costs increased primarily due to increased consulting fees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Dollar Change	% of Change	2023	2022	Dollar Change	% of Change
General and administrative	$6,034	$5,428	$606	11%	$16,632	$17,276	$(644)	-4%

During the three months ended September 30, 2023, general and administrative expenses increased $0.6 million. The increase in general and administrative expenses was primarily attributable to an increase in legal expenses. During the nine months ended September 30, 2023, general and administrative expenses decreased $0.6 million. The decrease in general and administrative expenses was primarily attributable to a decrease in consulting and insurance expenses.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol-Myers Squibb Collaboration Agreement, from cash obtained from acquisitions, from common stock in our IPO and URO, and most recently, through the acquisition of Pionyr. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $196.9 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(57,924)	$(56,454)
Net cash provided by (used in) investing activities	43,768	(109,783)
Net cash provided by financing activities	75,920	1,094
Net increase (decrease) in cash and cash equivalents and restricted cash	$61,764	$(165,143)

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts, and related infrastructure. Net cash used in operating activities for the nine months ended September 30, 2023 increased by $1.5 million compared to the same period in 2022. Cash used in operating activities was primarily related to our net loss of $48.7 million, the payout of operating liabilities assumed in connection with the Pionyr Acquisition, partially offset by a decrease in deferred revenue.

Investing Activities

The net cash provided by investing activities was $43.8 million during the nine months ended September 30, 2023, compared to net cash used in investing activities of $109.8 million during the nine months ended September 30, 2022. The net cash provided by investing activities was primarily due to proceeds from the sale and maturity of marketable securities of $109.1 million, offset by the purchase of marketable securities of $65.2 million during the nine months ended September 30, 2023. The net cash used in investing activities was due to the sale and maturity of marketable securities of $81.2 million, offset by the purchase of marketable securities of $189.9 million during the nine months ended September 30, 2022.

Financing Activities

The net cash provided by financing activities of $75.4 million primarily reflects the net cash received in connection with the Pionyr Acquisition of $39.5 million and the net cash proceeds received from our May 17, 2023 offering of common stock of $37.4 million.

Funding Requirements

We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development for, initiate clinical trials for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents, and marketable securities as of September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future operating and capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for other potential product candidates we may develop, if any;
•
the costs, timing, and outcome of regulatory review of our product candidates;
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
•
the costs of preparing, filing, and prosecuting patent applications, obtaining, maintaining, and enforcing our intellectual property rights, and defending intellectual property-related claims;
•
the in-licensing or acquisition of assets in line with our strategy;
•
our headcount growth and associated costs, as we expand our business operations and our research and development activities; and
•
the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

On April 27, 2022, we filed a shelf registration statement on Form S-3 (“Shelf”), with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the “ATM Program.” The Shelf was declared effective by the SEC on May 5, 2022. As of the date hereof, no sales have been made pursuant to the ATM Program.

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

Additionally, in connection with the Pionyr Acquisition, we acquired an operating lease agreement for office and lab space in San Francisco, California. The space is currently vacant and we are actively seeking a tenant to sublease the space. We expect the total future minimum lease payments from October 2023 to lease expiration in April 2027 to be $8.1 million.

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

We may incur potential contingent payments upon our achievement of clinical, regulatory, and commercial milestones, as applicable, or that we may be required to make royalty payments under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property such as our patent license agreement with the University of Texas at Austin. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and have not been included in the table above.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the SEC on March 14, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As permitted by guidance issued by the SEC that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management excluded an assessment of the internal controls of Pionyr, which we acquired on August 4, 2023, from its evaluation of the effectiveness of our disclosure controls and procedures. We are in the process of integrating Pionyr into our system of internal control over financial reporting.

Other than with respect to the integration of Pionyr into our system of internal control over financial reporting, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We commenced operations in 2016 and are a targeted oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Our net losses were $48.7 million and $54.7 million for the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $262.9 million as of September 30, 2023. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing, and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

•
our ability to attract, hire, and retain qualified personnel;
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
•
obtain and maintain acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
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

The development of pharmaceutical products is capital-intensive. We are currently advancing multiple targeted oncology programs through preclinical development toward identification of potential therapeutic candidates and subsequent planned IND filings. Additionally, we are conducting clinical trials for multiple product candidates and we plan to conduct clinical trials of our other product candidates in the future. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We also continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate certain of our research and development programs or future commercialization efforts.

On May 17, 2023, we completed a URO of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share. On August 4, 2023, we acquired Pionyr, in accordance with the terms of the Merger Agreement. Under the terms of the Merger Agreement, at the closing of the Merger, we acquired all of Pionyr’s assets, including approximately $43 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the Company’s common stock (including 153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock, also at the purchase price of $7.15 per share, each share of which is convertible into one (1) share of the Company’s common stock, subject to certain conditions. We expect that the net proceeds from the URO and acquisition of Pionyr, together with our existing cash, cash equivalents, and marketable securities, are sufficient to fund our operations into 2026. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing and clinical trials for our product candidates;
•
the scope, prioritization, and number of our research and development programs;
•
the costs, timing, and outcomes of regulatory reviews of our product candidates;
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
•
the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
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

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances. and licensing arrangements. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling, or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results, and prospects.

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

We have not yet demonstrated our ability to successfully complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have multiple programs in early clinical development. We are currently advancing additional early-stage targeted oncology programs through preclinical development toward potential therapeutic candidates and subsequent IND. We may not be able to file INDs for any of our other product candidates on the timelines we expect, if at all. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but not limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a New Drug Application (“NDA”) to the FDA, marketing authorization application (“MAA”), to the European Medicines Agency (“EMA”), or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

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

Our preclinical studies and future and ongoing clinical trials may not be successful. Currently, we have multiple programs in early clinical development and our other targeted oncology programs are in preclinical development. It is impossible to predict when, or if, any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our preclinical studies and future and ongoing clinical trials may not be successful.

If we are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we may engage third parties to develop or otherwise obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our products that receive regulatory approval. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

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

From time to time, we may publicly disclose interim, top-line, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received all of the necessary data or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim, or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary top-line data we previously published. As a result, preliminary, interim, and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

Further, regulatory agencies and others may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses, or may interpret or weigh the importance of data differently, which could adversely impact the potential of the particular program, the likelihood of obtaining regulatory approval of the particular product candidate, commercialization of any approved product and the business prospects of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the preliminary, interim, or top-line data that we report differ from actual results, or if regulatory authorities or others, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be significantly impaired, which could materially harm our business, operating results, prospects, or financial condition.

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
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

In addition to the competitive trial environment, the eligibility criteria of our ongoing and planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit, or enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

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

Certain of our current product candidates and any future product candidates have the potential to be administered in combination with other targeted therapies or checkpoint inhibitor immunotherapies, and other standards of care, like chemotherapies, or radiotherapy. For example, through our clinical supply collaboration with AstraZeneca, we plan to explore IK-930 in combination with AstraZeneca’s EGFR inhibitor, osimertinib, and we are currently evaluating IK-175 in combination with nivolumab, which is marketed by Bristol-Myers Squibb. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates used in combination with osimertinib, nivolumab, or other checkpoint inhibitor immunotherapies or other targeted therapies, will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

In the event that Bristol-Myers Squibb, AstraZeneca, or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing targeted therapies, checkpoint inhibitor immunotherapies or other combination agents. Additionally, should the supply of products from any current or future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, operating results, stock price, and prospects may be materially harmed.

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

We plan to nominate multiple development candidates stemming from our RAS-pathway and additional Hippo pathway research programs. We plan to progress candidates to IND or similar applications, however, we may not be able to file such INDs or similar applications on the timelines we expect. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or similar applications to a new IND or similar application. Any failure to file INDs or similar applications on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our clinical trials or those of our current or future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our targeted oncology programs and our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Although we are currently conducting clinical trials of multiple of our product candidates, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Further, our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not yet observed. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development or regulatory approval of any of our product candidates.

We plan to develop certain of our product candidates, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates, in combination with other cancer therapies, may make it difficult to accurately predict side effects in future clinical trials. As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition, and prospects.

Some of our product candidates modulate pathways for which there are currently no approved or effective therapies, and utilize novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

Some of our product candidates modulate pathways for which there are currently no approved or effective therapies, which may result in uncertainty. We select programs for cancer driver targets based on compelling biological rationale. We explore new programs based on extensive preclinical data analysis which sometimes cannot predict efficacy or safety in humans.

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

Regulatory approval of novel product candidates such as ours can be more expensive, riskier, and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. The novelty of the mechanism of action of any of our product candidates may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. The novel mechanism of action also means that fewer people are trained in or experienced with product candidates of this type, which may make it more difficult to find, hire and retain personnel for research, development, and manufacturing positions. If our inhibitors utilize a novel mechanism of action that has not been the subject of extensive study compared to more well-known product candidates, there is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our preclinical studies and clinical trials. Any such events could adversely impact our business prospects, operating results and financial condition.

We may in the future conduct clinical trials for our product candidates outside the United States, and the FDA, the EMA, the Medicines and Healthcare products Regulatory Agency (“MHRA”) and comparable foreign regulatory authorities may not accept data from such trials.

We may in the future conduct additional clinical trials outside the United States, including in Europe, the United Kingdom, Australia, or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence, and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. The EMA, the MHRA and many other comparable foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA, the MHRA, or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States, the European Union, the United Kingdom, or the applicable jurisdiction. If the FDA, the EMA, or the MHRA, or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. Currently, all of our product candidates are in discovery, preclinical or clinical development, and we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing our product candidates.

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

Pandemics, epidemics, or any outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Such global outbreaks of infectious diseases could materially and adversely impact our operations, including, without limitation, our preclinical studies or clinical trial operations and our ability to recruit and retain patients and principal investigators and site staff. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials, as well as in activating new trial sites. Any negative impact COVID-19 or a similar public health crisis has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Risks Related to Commercialization

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and genetic diseases. There are other companies focusing on targeted oncology to develop therapies in the fields of cancer and other diseases. We also compete more broadly across the market for cost-effective and reimbursable cancer treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Many of the companies that we compete against or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our most advanced targeted oncology product candidate, IK-930, is an oral, TEAD1-selective, small molecule inhibitor of the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of all cancers and these genetic alterations are generally associated with poor clinical outcomes. The Hippo pathway is also associated with mechanisms of resistance to targeted therapeutics and could represent a larger population of patients. We are conducting additional research in the Hippo pathway to identify potential next generation programs. In addition, our IK-595 program candidate is an oral, small molecule MEK-RAF molecular glue. We have additional early-stage programs evaluating multiple nodes in the RAS pathway. KRAS mutations in the RAS signaling pathway occur in approximately 26% of all cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, the indications for which our product candidates are approved for sale, acceptance by the medical community and patient access, product pricing, and reimbursement. The number of patients with the cancers and solid tumors for which our product candidates may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business.

If our current product candidates or any future product candidates do not achieve broad market acceptance, the revenue that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if our current product candidates and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not become profitable or may be significantly delayed in achieving profitability. Market acceptance of our current product candidates and any future product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective or safer treatments enter the market. If public perception is influenced by claims that the use of targeted oncology is unsafe, whether related to our or our competitors’ products, our products may not be accepted by the general public or the medical community. Future adverse events in targeted oncology, immune-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements, and potential regulatory delays in the testing or approvals of our product candidates.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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
•
potential product liability claims.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by Centers for Medicare and Medicaid Services (“CMS”), since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. However, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the drug product. Further, a payer’s decision to provide coverage for a drug product does not imply that the payor will provide adequate reimbursement. Reimbursement agencies in the European Union may be more conservative than CMS. Factors payors consider in determining reimbursement are based on whether the product is:

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates.

We rely and expect to continue to rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We, our principal investigators and our CROs are required to comply with regulations, including good clinical practices (“GCPs”), for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators, and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with current Good Manufacturing Practices (“cGMP”) regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we designed our current ongoing clinical trials, and intend to design the future clinical trials for our product candidates, these trials are conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues;
•
undergo changes in priorities or become financially distressed; or
•
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the principal investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our principal investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

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
•
we may have limited influence or control over the approaches to research, development, and/or commercialization of product candidates in the territories in which our collaboration partners lead research, development and/or commercialization;
•
collaborators might not pursue research, development, and/or commercialization of collaboration product candidates or might elect not to continue or renew research, development and/or commercialization programs based on nonclinical and/or clinical trial results, changes in their strategic focus, availability of funding or other factors, such as a business combination that diverts resources or creates competing priorities;
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
•
disputes might arise between a collaborator and us that could cause a delay or termination of the collaboration or result in costly litigation that diverts management attention and resources; and
•
collaborations might be terminated, which could result in a need for additional capital to pursue further research, development, and/or commercialization of our product candidates.

In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although Bristol-Myers Squibb provided us with an $80.5 million upfront payment and a $14.5 million equity investment upon entering into the Bristol-Myers Squibb Collaboration Agreement with Celgene Corporation (now Bristol-Myers Squibb), we might need additional funding to advance product candidates prior to the completion of a Phase 1b clinical trial, the clinical milestone when Bristol-Myers Squibb must decide whether to exercise its exclusive license rights to IK-175 or IK-412. On November 20, 2019, Bristol-Myers Squibb acquired Celgene Corporation and Bristol-Myers Squibb may take a different approach to our collaboration or determine not to continue the collaboration.

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

Any one or more of these risks, if realized, could reduce or eliminate revenue from product candidates under our collaborations, and could have a material adverse effect on our business, financial condition, results of operations, and/or growth prospects.

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such a scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

Establishing additional or replacement suppliers for the API used in our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API from alternate sources at acceptable prices in a timely manner could impede, delay, limit, or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, in jurisdictions outside the U.S., a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership. Furthermore, patents have a limited lifespan. In the U.S., and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally twenty years after it is filed, assuming all maintenance fees are paid. Various extensions may be available, on a jurisdiction-by-jurisdiction basis; however, the life of a patent, and thus the protection it affords, is limited. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of such drugs.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until at least 18 months after the earliest priority date of patent filing, or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in patents we may own or in-license patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights cannot be predicted with any certainty.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to certain pending patent applications covering our current or future product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the relevant patent office(s) may be significantly narrowed by the time they issue, if they ever do. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, covering technology that we license from or to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may become involved in post-grant proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others from whom we may in the future obtain licenses to such rights, in the U.S. Patent and Trademark Office (“USPTO”), the European Patent Office (“EPO”), or in other countries. In addition, we may be subject to a third-party submission to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may allege that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents by claiming to an administrative patent authority or judge that the invention was not patent-eligible, was not original, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application filing failed to meet relevant requirements relating to description, basis, enablement, and/or support; in litigation, a competitor could claim that our patents, if issued, are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants, and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

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

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent patents we may own or in-license by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third-party may develop a competitive drug that provides benefits similar to one or more of our current or future product candidates, but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our current or future product candidates could be negatively affected, which would harm our business.

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

The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and after issuance of any patent. In addition, periodic maintenance fees, renewal fees, annuity fees and/or various other government fees are required to be paid periodically. While an inadvertent lapse can, in some cases, be cured by payment of a late fee, or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.

If our trademarks and trade names for our products or company name are not adequately protected in one or more countries where we intend to market our products, we may delay the launch of product brand names, use different trademarks or tradenames in different countries, or face other potentially adverse consequences to building our product brand recognition.

Our trademarks or trade names may be challenged, infringed, diluted, circumvented, or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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

We have received fast track designation from the FDA for IK-930 for the treatment of unresectable NF2-deficient mesothelioma and for IK-175 in combination with immune checkpoint inhibitors in patients with advanced urothelial carcinoma who have progressed on or within three months of receiving the last dose of checkpoint inhibitors. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. We may seek fast track designation for some of our other product candidates. The FDA has broad discretion whether or not to grant this designation, so even if we believe another particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, as we have for IK-930 and IK-175, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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
•
In August 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA includes several provisions that may eventually impact our business, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program if they have one orphan designation and the only approved indication is for that rare disease. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA and UK not deemed adequate for the transfer of such personal data by competent data protection authorities (“third countries”), including the United States in certain circumstances, unless a derogation exists or we incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses (“SCCs”) or the UK International Data Transfer Addendum (“IDTA”)) into our agreements with third parties to govern such transfers of personal data and carry out transfer impact assessments. The international transfer obligations under the EEA and UK data protection regimes will require effort and cost and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an “Adequacy Decision” recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data subject to the EU GDPR to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (the “UK Bill”) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Additionally, some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. Laws similar to the CCPA have been passed in twelve other states outside of California. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. In addition to these comprehensive consumer privacy laws, a small number of states have also enacted laws focused on particular aspects of privacy. For example, the state of Washington has enacted a law that regulates the privacy of medical and health related information not subject to HIPAA and a small number of states have passed laws that regulate biometric information.

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

As of November 1, 2023 we had [57] full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates—The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. Potential instability throughout the banking industry and their potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, the start of the military conflict between Russia and Ukraine, and evolving events in Israel and Gaza. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1#

Agreement and Plan of Merger, dated August 4, 2023, by and among Ikena Oncology, Inc., Portsmouth Merger Sub I, Inc., Portsmouth Merger Sub II, LLC, Pionyr Immunotherapeutics, Inc. and Fortis Advisors LLC, as securityholder agent (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on August 7, 2023).

3.1

Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3,1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on August 7, 2023).

3.2

Fifth Amended and Restated Certificate of Incorporation of Ikena Oncology, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on March 30, 2021).

3.3	Amended and Restated Bylaws of Ikena Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on March 30, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the SEC on March 22, 2021).

4.2

Fourth Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 18, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253919) filed with the SEC on March 5, 2021)

4.3

Form of Senior Indenture between Registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264517) filed with the SEC on April 27, 2022)

4.4

Form of Subordinated Indenture between Registrant and one or more trustees to be named, (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264517) filed with the SEC on April 27, 2022)

10.1

Contingent Value Rights Agreement, dated August 4, 2023, by and between Ikena Oncology, Inc. and Computershare Trust Company N.A, as rights agent (incorporated by reference to Exhibit 3,1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on August 7, 2023).

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

# Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(2). Such excluded information is not material and the Registrant customarily and actually treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKENA ONCOLOGY, INC.

Date: November 9, 2023	By:	/s/ Mark Manfredi
Mark Manfredi
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Jotin Marango
Jotin Marango
Chief Financial Officer and Head of Corporate Development (Principal Financial Officer and Principal Accounting Officer)