Form 10-K
period 2023-12-31
Ikena Oncology, Inc.
filed 2024-03-12
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023 was $178.5 million.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2024 was 48,258,111.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

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
•
We have never successfully completed any clinical trials for our target oncology programs, and we may be unable to do so for any of our current product candidates.
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
•
We rely on third parties to conduct our clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future nonclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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
•
the effect of pandemics, epidemics or any outbreak of an infectious disease, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, which could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical stage, targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance in the Hippo and RAS onco-signaling network. Our approach in each of our programs is to target both cancer-driving targets and mechanisms of resistance to other therapies. Our most advanced program, IK-930, is a selective inhibitor of the transcriptional enhanced associate domain 1 (“TEAD1”). The TEAD transcription factors (TEAD 1-4) execute the ultimate step in the Hippo signaling pathway, a known oncogenic pathway that also drives resistance to multiple targeted and chemo therapies. Our program in the RAS pathway, IK-595, is a molecular glue designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. Since we commenced operations in 2016, we have advanced multiple product candidates into clinical development. Across the entirety of our pipeline, shown below, we aim to utilize our depth of institutional knowledge and breadth of tools to efficiently develop the right drug using the right modality for the right patient.

Our most advanced targeted oncology product candidate, IK-930, is an oral, TEAD1-selective, small molecule inhibitor of the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of human cancers and is widely accepted as a prevalent driver of cancer pathogenesis and a mediator of poor outcomes for patients. In our ongoing first-in-human Phase 1 clinical trial, we are focusing on indications that provide the potential to achieve rapid proof-of-concept, such as NF2 deficient mesothelioma and solid tumors with YAP1 or TAZ gene fusions, including epithelioid hemangioendothelioma (“EHE”). Approximately 40% of mesothelioma patients are genetically deficient for the tumor suppressor NF2 and 100% of EHE patients have oncogenic YAP1 or TAZ gene fusions. In October 2021, our Investigational New Drug Application (“IND”) for IK-930 was cleared by the United States Food and Drug Administration (the “FDA”) and we subsequently initiated a first-in-human Phase 1 clinical trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of IK-930 as a monotherapy in patients with advanced solid tumors with or without gene alterations in the Hippo pathway. IK-930 received orphan drug designation from the FDA for the treatment of mesothelioma and EHE in March 2022 and December 2023, respectively. IK-930 was granted fast track designation from the FDA for the treatment of unresectable NF2-deficient mesothelioma in June 2022. In November 2023, we shared initial dose escalation safety data and initial anti-tumor activity data from EHE patients enrolled in the dose escalation monotherapy portion of the trial. In addition to the monotherapy approach, we plan to assess IK-930 in combination with other targeted therapies across several indications with multiple targeted therapies. Based on the role that the Hippo pathway plays in resistance to other targeted therapies, we believe that IK-930 may expand the patient populations that could benefit from therapies like epidermal growth factor (“EGFR”) inhibitors, KRAS inhibitors, and MEK inhibitors, among others. We have an established clinical collaboration with AstraZeneca for the evaluation of osimertinib in combination with IK-930 for patients with EGFR-mutant lung cancers as a cohort in the clinical program. Additional data from the monotherapy IK-930 clinical program is expected in the second half of 2024.

In addition to our work in the Hippo pathway, we are developing targeted therapies within the RAS pathway, one of the most highly dysregulated pathways in cancer. The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. Our goal is to achieve deep and sustained responses through targeting the pathway on multiple levels and leveraging the biology of known resistance mechanisms in our therapeutic design. We nominated IK-595 as our development candidate in our RAS pathway program in November 2022. IK-595 is designed to robustly inhibit MEK-RAF by gluing MEK and the RAFs (A, B, and C) in an inactive complex, thus more completely inhibiting RAS signals than existing inhibitors. IK-595’s potential ability to complex CRAF, in particular, has been shown in preclinical models to prevent a well-recognized signaling bypass mechanism that cancer cells employ to drive therapeutic resistance to other MEK and RAF drugs in this class. In addition, trapping CRAF in an inactive complex has been shown in preclinical models to prevent the kinase independent anti-apoptotic function in RAS and RAF mutant cancers, a mechanism that cannot be addressed with first generation MEK inhibitors or pan-RAF inhibitors. We are developing IK-595 as an oral therapy, with a half-life designed to enable a pharmacokinetic profile that we believe can be potentially superior to other pathway inhibitors, with the goal of optimizing the therapeutic window for patients. We treated the first patient in the dose escalation Phase 1 study of IK-595 in December 2023.

Our Strategy

We are dedicated to bringing next generation targeted oncology therapies to cancer patients. In order to achieve this goal, we are focused on executing on our clinical programs to evaluate the impact of our product candidates for patients. We will continue to rely on our deep understanding of complex biologic pathways and robust biomarker-driven translational research informing clinical development. The key components of our current strategy are as follows:

•
Rapidly advance IK-930 through monotherapy clinical development. We are developing IK-930, an oral, TEAD1-selective small molecule inhibitor of the Hippo pathway, to evaluate its potential to bring therapeutic benefit to patients. We plan to continue advancing the ongoing monotherapy Phase 1 clinical trial of IK-930 in tumors harboring genetic mutations in the Hippo signaling pathway. Our clinical development strategy is designed to achieve clinical proof-of-concept in genetically defined subsets of solid tumors where significant unmet medical need exists and to leverage the potential for fast-to-market opportunities in orphan indications.
•
Evaluate the ability of IK-930 to combat therapeutic resistance in combination with other targeted agents. In addition to our monotherapy strategy, we plan to evaluate the combination of IK-930 with other targeted therapies to address therapeutic resistance, including EGFR inhibitors and inhibitors in the RAS pathway. The first of these planned combinations is supported by our clinical supply collaboration with AstraZeneca evaluating IK-930 impact on osimertinib resistance in EGFR mutated cancers.
•
Continue to advance IK-595 in the clinic. Our most recent development candidate, IK-595, is a molecular glue designed to trap MEK and RAF in an inactive complex, thereby more completely inhibiting RAS signals than existing inhibitors. We plan to advance IK-595 rapidly through clinical development to evaluate its potential best-in-class capabilities and differentiation for patients. IK-595 is being developed as an oral therapy, with a half-life designed to enable pharmacokinetic profile that we believe has the potential to lead to an optimal therapeutic window for patients relative to other agents in this class.
•
Continue to define unique patient populations and markets that can benefit from our product candidates through robust translational biomarker research. Each of our programs has potential impacts in both rare, biomarker defined markets, and larger patient populations. Our clinical development strategy allows us to evaluate proof of concept in biomarker defined populations that may represent smaller market opportunities yet have the potential to expand into larger, broader markets, including in combinations combating therapeutic resistance to other targeted oncology agents.
•
Maximize our company’s value through exploring potential partnering and business development opportunities. We hold worldwide development and commercial rights to our targeted oncology programs, and we intend to continue to develop our capabilities in late-stage clinical development and commercialization to maximize the potential value of these programs. In addition to our targeted oncology pipeline advancing in clinical development, we have a portfolio of immune-modulating assets that range from IND ready to Phase 2 ready with favorable safety profiles to date. All of these programs are included in our partnering portfolio and are available for strategic business development, including sale or out-licensing.

Our Programs

IK-930, a TEAD Inhibitor

Our lead program, IK-930, is an internally discovered, oral, TEAD1-selective, small molecule inhibitor of the Hippo pathway. TEAD functions as the ultimate step in the Hippo signal transduction pathway by driving expression of genes involved in cell proliferation and survival. TEAD consists of a family of four paralogs and IK-930 is designed to selectively inhibit one of these isoforms, TEAD1, that we believe has the potential to achieve efficacy and balance potential kidney toxicity associated with TEAD inhibition. The Hippo pathway is widely accepted as a key and prevalent driver of cancer pathogenesis and is genetically altered in approximately 10% of all human cancers. Such genetic alterations are often associated with poor clinical outcomes. The involvement of the Hippo pathway in mechanisms of resistance to other targeted therapies has been well established; the pathway is implicated in resistance to EGFR inhibitors, MEK inhibitors, and others.

IK-930 is a novel inhibitor of TEAD that exploits a binding pocket on TEAD to enable the inhibitory effect upon the Hippo pathway. TEAD activity is dependent on binding of the fatty acid palmitate to a central lipid pocket. IK-930 blocks palmitate from binding TEAD, thereby disrupting TEAD-dependent gene transcription. The mechanism of action of IK-930 is differentiated from historically unsuccessful attempts using either small molecules or cyclic peptides. Using structural biology-guided chemistry, we were able to generate novel TEAD inhibitor compounds across several chemical series directed to this binding pocket in TEAD and profile them using various in vitro and in vivo assays assessing potency, selectivity, tolerability, and antitumor activity. In addition, considering the potential on-target kidney toxicities associated with the Hippo pathway, it was important to design IK-930 to be paralog-selective in order to drive optimal antitumor activity, while significantly reducing the dose-limiting effects of kidney toxicity. By selecting IK-930 based upon these characteristics, we believe IK-930 has the potential to bring differentiated therapeutic benefit to patients with tumors harboring genetic mutations and alterations in the Hippo signaling pathway. Moreover, activation of the Hippo pathway confers resistance to certain targeted therapies, such as EGFR inhibitors and MEK inhibitors, which supports the potential for IK-930 to be combined with these therapies to overcome therapeutic resistance.

We are currently evaluating IK-930 in a first-in-human Phase 1 clinical trial as a monotherapy. The study aims to evaluate the safety and preliminary antitumor activity of IK-930 in Hippo-mutated cancers in orphan indications such as NF2-deficient malignant pleural mesothelioma and EHE, a rare type of vascular sarcoma. The FDA granted IK-930 both orphan drug and fast track designation for the treatment of mesothelioma in the first half of 2022 and orphan drug designation for the treatment of EHE in the second half of 2023. In addition, we plan to evaluate IK-930 in combination with multiple other targeted agents, with the aim of potentially addressing therapeutic resistance in more prevalent tumor indications characterized by genetic alterations. The first planned combination is IK-930 with osimertinib for patients with EGFR mutant non-small cell lung cancer (“NSCLC”). The Phase 1 clinical trial is currently advancing in monotherapy dose escalation as expected, with multiple dose cohorts cleared.

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

Incidence of Hippo Pathway Genetic Alterations

Genetic alterations in the Hippo pathway are present in diverse cancer types, but there are certain cancers, including more prevalent indications, such as lung squamous cell carcinoma, and rarer indications, such as mesothelioma and sarcoma, which are reported to have a particularly high incidence of genetic alterations in the Hippo pathway, where alterations are considered to drive tumor formation and growth, and are associated with a poor patient prognosis:

•
Loss of function mutations in NF2 are found in approximately 40% of cases of malignant mesothelioma and are associated with poor prognosis, including a significantly shorter progression free survival and overall survival. IK-930 was granted orphan drug and fast track designation by the FDA for the treatment of mesothelioma.
•
All cases of EHE, a form of soft tissue sarcomas, have YAP1 and TAZ gene fusions, where 90% of patients have TAZ-CAMTA1 fusions and the remaining 10% have YAP1-TFE3 fusions, which are directly linked to the etiology of these cancers. The disease is defined by the presence of one of these alterations. IK-930 was granted orphan drug designation by the FDA for the treatment of EHE.
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

Monotherapy Opportunities

•
Malignant mesothelioma is a rare cancer in the tissue lining the lungs and is a very aggressive cancer with a poor prognosis. After initial diagnosis, patients are reported to have a median life expectancy of 15 months. Approximately 3,000 people in the United States are diagnosed with mesothelioma each year. On average, about 2,500 mesothelioma-related deaths occur in the United States each year. There are few effective treatment options for advanced unresectable malignant mesothelioma and to date only two treatments have been approved by the FDA for the treatment of this condition. The combination of cisplatin and pemetrexed was the first systemic treatment approved by the FDA in 2004, followed only by the May 2020 FDA approval of nivolumab in combination with ipilimumab. Standard of care in 2023 spanned chemotherapy, immune therapy and a combination of the two, but overall survival for the combination remains approximately 18 months, although three year survival has improved to 25%. IK-930 has FDA orphan drug and fast track designation for the treatment of mesothelioma. Approximately 40% of malignant mesothelioma patients are associated with NF2 deficiency and this genetic alteration has been described to contribute to asbestos-induced mesotheliomagenesis in animal models, showing that NF2 drives the malignant behavior of this subset of mesothelioma cases.
•
In addition to mesothelioma, meningioma also has high frequency of NF2 deficiency. Meningioma is the most common CNS tumor, accounting for approximately one-third of primary CNS tumors. Surgery and/or radiation therapy (“RT”) constitute the initial therapeutic approach for meningiomas. Furthermore, surgery and/or RT can control disease in some patients with recurrence. Unfortunately, despite the appropriate use of surgery and RT for initial disease management and management of recurrent disease, there is a subset of patients in whom disease cannot be controlled with local approaches. Experience with systemic treatments is limited and although several agents have been studied, none have an established role in prolonging progression-free survival or overall survival. The outcome of this subset of patients with persistent or recurrent meningiomas continues to be poor, underscoring the substantial need for new therapies.
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
•
EHE is a rare STS that grows from the cells that make up the lining of blood vessels with an incidence of one case per million people in which 100% of the cases harbor genetic alterations of Hippo pathway with approximately 90% of the cases harboring a genetic fusion between TAZ and CAMTA1(“TAZ-CAMTA1”) and the other 10% of cases harboring a genetic fusion between YAP1 and TFE3 (“YAP1-TFE3”). EHE is a slow-growing, invasive tumor with no approved treatment options and is challenging to measure due to diffuse infiltration of multiple organs. This cancer can occur anywhere in the body with the most common sites being the liver, lungs, and bone. People with EHE suffer symptoms that relentlessly affect their quality of life and are consistent with the site of the EHE growth, including liver failure, respiratory issues and gastrointestinal symptoms, which are frequently accompanied by severe pain across the body. EHE usually occurs in people between 30 and 50 years of age but can occur in young children and older people. Surgery and radiotherapy have been used as treatment for localized disease and several interventions have been used with palliative intent in the recurrent or metastatic cases, including steroids, interferon, and others, but there is currently no specific targeted therapy approved for the treatment of advanced EHE. IK-930 has FDA orphan drug designation for the treatment of EHE.

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

Our Solution, IK-930

IK-930 is an oral, TEAD1-selective, small molecule inhibitor of the Hippo pathway that binds to a lipid binding pocket on TEAD itself. TEAD activity is dependent on binding of the fatty acid palmitate to a central lipid pocket. IK-930 blocks palmitate from binding TEAD, thereby disrupting TEAD-dependent gene transcription. We believe the selectivity of IK-930 and its mechanism in engaging both the activating and suppression states of TEAD provides a differentiated approach to targeting the Hippo pathway, allowing for a potentially wider therapeutic window with continued inhibition of the pathway.

IK-930 was designed to balance antitumor activity and on-target TEAD renal toxicity through leveraging the biology of TEAD1 selectivity and enhancing repressor activity. PanTEAD inhibition has been shown to drive proteinuria and frank kidney toxicity, where the kidney podocytes are impacted. IK-930’s selectivity has demonstrated a wider therapeutic window in multiple animal models, while demonstrating equivalent activity in multiple in vivo models. In a 28-day monkey study, IK-930 treated animals showed no clinical signs of renal toxicity and no renal changes measured at all tested doses, with no toxicity in other systems. In contrast, panTEAD inhibition showed decreased activity, ataxia and other symptoms in monkeys at both doses tested with the higher doses halted early due to mortality and morbidity.

We conducted multiple studies evaluating IK-930 in preclinical animal models. We observed IK-930 exhibited antitumor activity in in vivo models with different genetic alterations leading to constitutively active TEAD transcription status: NCI-H226 (NF2 deficient mesothelioma), MSTO2H11(LATS1/LATS2 mutant mesothelioma) and Detroit 562 (YAP1 amplified head and neck cancer). These studies were conducted utilizing 6-8 animals per group and, in all models, IK-930 dosed animals experienced increased tumor growth inhibition compared to vehicle. These studies demonstrated IK-930 antitumor activity in tumors driven by Hippo pathway signaling (constitutive TEAD activity). In the NF2 deficient mesothelioma model, we also tested a panTEAD inhibitor against which IK-930 showed comparable tumor impact.

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

We have conducted extensive preclinical research evaluating IK-930 in combination with other targeted therapies, which has demonstrated IK-930’s ability to attenuate EGFR-specific persister cells after treatment with osimertinib.

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

Ongoing Phase 1 Clinical Trail of IK-930

We are currently conducting a Phase 1 clinical trial of IK-930 in multiple tumor types, including cancers with high frequencies of Hippo pathway alterations. The initial monotherapy portion of the trial is evaluating the safety and activity of IK-930 in rare and orphan tumors associated with specific genetic alterations such as NF2 loss. The clinical trial is designed to determine the maximum tolerated dose and the recommended Phase 2 dose. Currently, we are enrolling the monotherapy dose escalation cohorts with patients with tumors known to have high incidence of Hippo pathway alterations, with a particular focus on mesothelioma.

In November 2023, we shared initial dose escalation data from 26 patients as of October 31, 2023. IK-930 demonstrated a favorable tolerability profile in this early data set, with only 3 recorded cases of treatment-related proteinuria, the adverse event of interest for the on target renal toxicity typically associated with TEAD inhibition, all of which were reversible and limited to grade 1 or asymptomatic grade 2. Two EHE patients with significant liver metastases experienced reversible liver enzyme elevation. One of these patients developed treatment-related grade 3 elevation, which was deemed dose limiting and was the only dose limiting toxicity (“DLT”) observed. The patient remained on study after dose adjustment. The other patient experienced grade 3-4 elevation that was deemed possibly treatment related.

Maximum tolerated dose (“MTD”) had not yet been reached. Additional safety observations in this initial dose escalation population are described in the table below.

Most Common IK-930 Related Adverse Events and Events of Interest in Dose Escalation as of October 31, 2023

*Two patients developed LFT elevation, both had significant liver metastasis at diagnosis (LFT: Liver function test). Only one of these patients’ LFT elevation was reported as a DLT (Grade 3)and the second patient’s LFT elevation (Grade 3-4) was reported as possibly related to study drug.

Of the twenty six (26) treated patients in dose escalation, fifteen (15) were treated with doses within the projected efficacious exposure range. Pharmacokinetic data from these fifteen (15) patients showed some variability in exposure; seven (7) out of the 15 patients were determined to reach efficacious exposure. To address variability a twice daily dosing schedule with the original formulation, formulation A, was introduced into dose escalation and a new formulation, formulation B, was introduced and a bridging cohort, was added. The exposure variation seen with formulation A was determined to predominantly be mediated by differences in patient stomach pH, which has been shown to impact IK-930 solubility. Formulation B was designed to overcome differential IK-930 solubility when the tablets are disintegrated in the stomach.

The pharmacokinetic data from the first cohorts treated with formulation B displayed improved exposures with markedly less variability than formulation A. Initial data, which included patients across two dose levels treated with formulation B, indicates that formulation B is suitable to complete the ongoing Phase I study as well as future clinical trials. It is being dosed in current cohorts and will be used for all future cohorts.

In addition to the initial safety data shared in November 2023, initial anti-tumor activity in EHE patients was shared. EHE is a slow-growing, invasive tumor with no approved treatment options and is challenging to measure due to diffuse infiltration of multiple organs. It can occur in multiple areas of the body, including the liver, lungs, bones, and blood vessels. People with EHE suffer symptoms that relentlessly affect their quality of life and are consistent with the site of the EHE growth, including liver failure, respiratory issues and gastrointestinal symptoms, which are frequently accompanied by severe pain across the body. With no approved standard of care, there is substantial need for innovative treatments that can provide clinical benefit and symptom relief and slow or limit the progression of disease.

Seven (7) patients with EHE had been treated with IK-930 in the dose escalation portion of the trial as of October 31, 2023. Seven (7) out of 7 EHE patients reached stable disease as a best response as measured by RECIST and three (3) out of the 7 patients experienced tumor shrinkage in multiple target and non-target lesions. Four (4) out of 7 highly symptomatic EHE patients enrolled across multiple dose levels reported symptomatic improvement and subjective improvement of quality of life such as improved energy, weight gain, and pain control. Three (3) out of the 7 patients continued treatment with time on treatment ranging from eighteen (18) to twenty-six (26) weeks as of October 31, 2023.

EHE Patients Demonstrating Initial Clinical Response as of October 31, 2023
7 out of 7 patients reached stable disease (SD)
3 out of 7 patients with SD experienced tumor shrinkage in multiple target and non-target lesions
3 out of 7 patients continue on treatment with time on IK-930 ranging from 18 to 26 weeks and ongoing
4 out of 7 patients had improvement of clinical symptoms and subjective improvement of quality of life

Current recruitment is focused on mesothelioma patients as well as additional EHE patients. We plan to utilize both local testing for NF2 and confirmatory retrospective NF2 testing, in addition to other biomarker testing. Because mesothelioma patients can also experience a loss of NF2 protein or harbor other alterations in the Hippo pathway, we are evaluating the broader patient population while maintaining a keen focus on NF2 deficiency. As dose escalation continues, we plan to identify a recommended phase 2 dose and expand further into the monotherapy target indications, as well as initiate our planned study in combination with osimertinib. A clinical data update for the monotherapy portion of the study is planned for the second half of 2024.

IK-595, a Dual MEK-RAF Inhibitor

Targeting in the RAS Pathway and MEK Inhibition in Cancer

The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. Ten (10) of the twenty (20) most common cancers worldwide are associated with RAS pathway mutations, representing a major unmet need for new and innovative approaches in the pathway.

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
1/2
ERK
1/2

First gen MEK inhibitors trigger CRAF mediated pathway reactivation
RASm
A/B-RAF
CRAF
CRAF
MEK
1/2
CRAF bypass
1st gen
MEKi
ERK
1/2

In addition to the approved MEK inhibitors, there are several in development. In many of our preclinical studies, we compared IK-595 to both approved MEK inhibitors and other experimental MEK inhibitors, including avutometinib (“VS-6766”), Verastem’s clinical-stage MEK-RAF inhibitor, as a representative of the class of competitor molecules in development. We believe IK-595 has advantages over the class of MEK inhibitors, as it could provide broader, more durable antitumor activity and a better therapeutic window for patients.

Our Solution, IK-595

IK-595 is a clinical stage, potent, oral, small molecule MEK-RAF molecular glue, which is designed to more comprehensively inhibit MAPK signaling than existing treatments, while achieving a broader therapeutic window for patients. Through its ability to stabilize MEK-RAF interaction, including CRAF, IK-595 aims to prevent both CRAF bypass and kinase-independent CRAF activity.

IK-595 is designed to trap MEK & RAF in an inactive complex to prevent CRAF bypass and kinase-independent CRAF function

RASm
A/B-RAF
CRAF
IK-595
MEK 1/2
CRAF
IK-595
MEK 1/2

IK-595 is currently being evaluated in a Phase I clinical trial in RAS and RAF mutant cancers. The first patient was treated with IK-595 in December 2023 and the first cohort cleared the initial safety window in January 2024. Dose escalation is ongoing.

We have generated a robust preclinical dataset supporting IK-595 as a potentially durable therapeutic solution for multiple cancer types linked to the RAS pathway, expanding the potential populations that could benefit from existing MEK inhibitors. These studies demonstrate and include:

•
Potent inhibition capabilities of IK-595 through multiple biochemical and cellular potency assays;
•
IK-595’s ability to stabilize MEK and RAF, including CRAF, which we believe is key to differentiation in the class;
•
IK-595’s inhibition of phosphorylation, and thus subsequent activation, of MEK and ERK (pMEK and pERK);
•
Durability of the inhibition of pERK, and downstream target gene expression;
•
IK-595’s preclinical efficacy in RAS and RAF altered cancer cell lines;
•
Potential synergy of IK-595 in combination with other targeted therapies in vitro, including in combination with KRAS G12C inhibitors, EGFR, PI3K, SHP2, and SOS1 inhibitors; and
•
Projected pharmacokinetics and pharmacodynamics of IK-595, which has been designed to have shorter half-life in humans to allow for potentially differentiated dosing strategies.

IK-595 demonstrated high potency in a variety of biochemical and cellular assays. IK-595 biochemically inhibited unphosphorylated MEK (“uMEK”). Additionally, in AsPC-1 cells, IK-595 potently blocked cell proliferation and the phosphorylation of ERK and MEK.

We also measured IK-595’s ability to tightly bind to MEK and the kinetics of the bind. The binding of IK-595 to unphosphorylated MEK1 was measured by surface plasmon resonance (“SPR”). Biotinylated, unphosphorylated MEK1, IK-595 and VS-6766 were injected over the chip in a single cycle kinetic (“SCK”) mode at a flow rate of 30 µL/min and with a 90 second on-time and a 1200 second (IK-595) or 600 second (VS-6766) off-time. In contrast to other MEK inhibitors (VS-6766), IK-595 exhibited considerably slower dissociation kinetics (off-rate) from MEK. The off-rate denotes the duration it takes for IK-595 to separate from MEK following binding. This delayed dissociation significantly impeded the function of MEK for extended time periods.

MEK	kon(M-1s-1)	koff(s-1)	KD (nM)
IK-595 (to MEK)	8.24 E+04	6.09 E-04	7.39
VS-6766 (to MEK)	1.69 E+05	7.08 E-03	41.83

In an additional study AsPC-1 cells were treated for 1 hour with DMSO control or one of the following MEK inhibitors: IK-595, trametinib, or VS-6766 at 3 nM, 10 nM, and 30 nM, respectively. Cells were then washed with phosphate-buffered saline (PBS) 5 times and then lysed in radio immunoprecipitation assay (“RIPA”) buffer prior to washout or at the following timepoints post-washout: 0.5, 1, 2, 4, 6, and 24 hours. In contrast to other MEK inhibitors (trametinib and VS-6766), IK-595 demonstrated prolonged inhibition of MEK and ERK1/2 phosphorylation following compound washout suggesting that IK-595 has a slower off-rate from MEK.

Additionally, western blot quantification of the MEK immunoprecipitates from HCT116 cells showed that IK-595 strongly increased the association of endogenous MEK and CRAF proteins, whereas trametinib decreased the MEK-CRAF interaction, and trametiglue had no effect. VS-6766 also increased MEK-CRAF association, but to a significantly less extent. These data indicate that IK-595 is differentiated from other MEK inhibitors in its potential to stabilize the MEK-CRAF complex.

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
IK-595 3 mg/kg
Tumor volume (mm3)
Days of Treatment
OCI-AML-3:NRAS Q61L Acute Myeloid Leukemia
Vehicle
Venetoclax 100 mg/kg
IK-595 3 mg/kg
Tumor volume (mm3)
Days of Treatment

We measured the synergy of IK-595 with multiple potential combination agents. For each agent, we assessed the synergy of IK-595 in combination with the given agent in multiple cell lines, measured cell viability, and calculated Loewe sum of synergy scores. IK-595 demonstrated significantly higher synergy score with AMG510 (sotorasib), a KRAS-G12C inhibitor, over trametinib and VS-6766. Additionally, IK-595 showed significant synergy with other KRAS-G12C inhibitors (adagrasib), as well as P13K, EGFR, SOS1, and SHP2 inhibitors.

IK-595 Synergy with KRAS-G12C Inhibitors

IK-595 Synergy with Multiple Potential Combination Agents

A key consideration for next generation MEK inhibitors is to broaden the therapeutic window that allows for deep inhibition and anti-proliferation effect in cancer cells, but give normal cells sufficient breaks in pathway inhibition to minimize toxic side effects. In order to optimize for tolerability, trametinib and VS-6766’s clinical dosing regimens are designed to accommodate their very long half-lives in humans (trametinib 72-120 hours and VS-6766 60-100 hours). Because of this, clinical doses of trametinib and VS-6766 cannot reach concentrations above IC75 for pERK inhibition as assessed in KRAS mutant cancer cells, or below IC50 through the entire treatment duration, leading to insufficient antitumor efficacy and poor tolerability. We believe the predicted shorter human half-life of IK-595 will allow for flexibility in dosing schedules and enable transient concentrations above IC90 and recovery in normal tissues during periods of low exposure, providing an advantageous therapeutic window for patients.

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

IK-595 Translational and Clinical Development Strategy

In planning for clinical development, we have assessed the sensitivity profile of IK-595 in a large number of cancer cell lines harboring different RAS and RAF gene alterations. We plan to initially conduct our clinical program in indications with high prevalence of mutations that demonstrate higher sensitivity to IK-595 and have potential reliance on CRAF function. The ability of IK-595 to inhibit cell proliferation was evaluated by a 5-day cell titer glo (“CTG”) assay in ~250 cell lines with genetic alterations that included KRAS, NRAS, BRAF, CRAF alterations, EGFR, PIK3CA, and PTEN mutations. Area under the curve (“AUC”) of percent inhibition dose response curves were graphed. IK-595 demonstrated increased sensitivity in NRAS and KRAS mutant, as well as CRAF-altered cell lines compared to RAS wild-type cell lines.

Our ongoing Phase 1 clinical trial of IK-595 is currently recruiting patients in the United States (NCT06270082) with RAS and RAF mutant cancers in dose escalation. We are exploring multiple dosing schedules at each dose level. The trial has the option for backfill and expansion cohorts in multiple indications, such as NRAS, KRAS, and CRAF mutant cancers, as well as BRAF type II and III mutant cancers, as described in the image below. We also plan to explore combination regimens once recommended dosing schedules are identified.

The first patient in the Phase 1 clinical program was dosed in December 2023 and the first cohort cleared its initial safety window in January 2024.

Partnering Portfolio

Our IK-175 aryl hydrocarbon receptor (“AHR”) antagonist program that was partnered with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) completed its Phase 1 clinical trial in late 2023. Initial results shared in November 2022 demonstrate encouraging, durable, anti-tumor activity in stage 1 of both the monotherapy and combination arms in urothelial carcinoma patients. In January 2024, we announced that Bristol-Myers Squibb did not opt into the program. We plan to provide a clinical data update in 2024 and pursue strategic alternatives for this program, including sale or outlicensing. Our partnering portfolio also includes several other immune oncology programs that are available for potential sale or outlicensing, including PY314, a Phase 2 ready TREM2 antagonist, PY159, a Phase 2 ready TREM1 antagonist, and PY265, an IND-ready MARCO antagonist.

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

We compete in segments of pharmaceuticals and biotechnology, and there are other companies focusing on structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and other diseases. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted oncology therapeutics. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety, and convenience of our products.

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

IK-930

Other companies that have publicly disclosed that they are developing TEAD inhibitors are: Vivace Therapeutics, Inc., Novartis International AG (Novartis), Inventiva S.A., Kyowa Hakko Kirin Co., Ltd., SpringWorks Therapeutics, Inc., BridGene Biosceiences, Betta Pharmaceuticals, Beactica Therapeutics, Sporos Biodiscovery, Light Horse Therapeutics, Tasca Therapeutics, Orion Corporation, Merck, Sanofi, and Roche/Genentech. Vivace Therapeutics, Inc., Novartis, and SpringWorks Therapeutics are in Phase 1 clinical trials with their programs. All other programs are in preclinical development.

IK-595

In addition to approved MEK1/2 inhibitors (Mekinist®, Mektovi®, Cotellic®, Koselugo®), we are aware of the following IND-ready and clinical-stage MEK1/2 inhibitors: Nested Therapeutics, SpringWorks’ mirdametinib, DayOne Biopharma’s pimasertib, KeChow Pharma’s tunlametinib (HL-085), Sino Biopharmaceutical’s TQB-3234, Fosun Pharma’s FCN-159, Recursion’s REC-4881, and Lupin’s LNP3794. Additional MEK/RAF-targeted agents include Verastem’s avutometinib (VS-6766), Immuneering’s IMM-1-104, and IMM-6-415. Pan-RAF inhibitors include DayOne Biopharma’s tovorafenib (DAY-101), Erasca’s naporafenibum (LXH-254), BeiGene’s lifirafenib (BGB-283), Genentech’s belvarafenib, Kinnate Biopharma’s exarafenib (KIN-2787), Jazz Pharma’s JZP-815, and Deciphera’s DCC-3084.

License and Collaboration Agreements

Master Collaboration Agreement with Bristol-Myers Squibb

In January 2019, we entered into the Bristol-Myers Squibb Collaboration Agreement with Celgene Corporation (which was acquired by Bristol-Myers Squibb in November 2019) under which Bristol-Myers Squibb could elect in its sole discretion to exclusively license rights to develop and commercialize compounds (and products and diagnostic products containing such compounds) that modulate the activity of two collaboration targets, kynurenine and AHR, excluding AHR agonists other than inverse agonists (the “Collaboration Candidates”), known as IK-175 and IK-412. The Bristol-Myers Squibb Collaboration Agreement triggered an upfront payment of $95.0 million, which consisted of approximately $80.5 million in cash and an equity investment of approximately $14.5 million for which we issued 14,545,450 shares of our Series A-1 Preferred Stock pursuant to a separate stock purchase agreement. The series A-1 shares automatically converted into common stock upon the completion of our initial public offering (“IPO”).

On a program-by-program basis, through the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, Bristol-Myers Squibb had the exclusive right with respect to such Collaboration Candidate to a worldwide exclusive license with us to develop, commercialize and manufacture the compound (and products and diagnostic products containing such compounds) underlying such Collaboration Candidate. The Collaboration Candidates were eligible for opt-in through early 2024. On January 17, 2024, Bristol-Myers Squibb notified us of its decision not to opt-in on the IK-175 program. In addition, Bristol-Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, we have regained full global rights to the IK-175 and IK-412 programs. We will not invest further in the clinical development of IK-175 or IK-412 but will pursue strategic business development opportunities, including out-licensing.

Patent License Agreement with the University of Texas at Austin

In March 2015, we entered into an exclusive patent license agreement (the “License Agreement”) with the University of Texas at Austin (the “University”), pursuant to which the University granted us a worldwide license to certain technology and IP rights relating to IK-412, a kynurenine-degrading enzyme.

Pursuant to the License Agreement, we pay a license fee of approximately $40,000 per year. We will also be obligated to make milestone payments to the University of up to an aggregate of $0.7 million upon meeting certain development milestones and up to an aggregate of $4.0 million upon meeting certain regulatory milestones, as well as low single digit royalties based on worldwide annual net sales on any licensed product, subject to specified reductions.

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

License Agreement with AskAt

In connection of our acquisition of Arrys Therapeutics, Inc. (“Arrys”), in December 2018, we acquired in-process research and development assets related to AskAt Inc.’s, (“AskAt”) selective EP4 antagonists based on the intellectual property associated with a License Agreement (the “AskAt Agreement”) between Arrys and AskAt, dated December 14, 2017. Pursuant to the AskAt Agreement, AskAt granted Arrys an exclusive license worldwide, other than China and Taiwan, to the research and development of the licensed compounds in human diseases. AskAt controls the prosecution and maintenance of all intellectual property rights pertaining the licensed technology.

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

To date, we have paid total consideration in the amount of $28.5 million pursuant to the AskAt Agreement, which was recognized as research and development expenses upon our acquisition of Arrys. We intended to use the license granted pursuant to the AskAt Agreement in our future development of therapeutic drug candidates for eventual clinical development and commercialization. The AskAt Agreement will be terminated as of March 20, 2024 and all assets will be returned to AskAt, at which point no further costs will be incurred by us.

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

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The term extension period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The term extension period cannot be longer than five years, and the term extension period may not extend the patent term beyond 14 years from the date of FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that our pending patent applications, and any patent applications that we may in the future file or license from third parties, will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

As of February 15, 2024, our overall patent portfolio includes over thirty-five (35) patent families comprising issued patents, pending U.S. and PCT International patent applications, and pending patent applications in foreign jurisdictions. The patents and patent applications have claims relating to our current product candidates, methods of use and manufacturing processes, as well as claims directed to potential future products and developments.

TEAD Inhibitor Patent Families

As of February 15, 2024, we solely own nine patent families related to TEAD inhibitors, compositions thereof, and methods of their use. Any U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2040 to 2044, not including any patent term adjustment, patent term extension, or supplementary protection certificate (“SPC”). These patent families are described in more detail below.

•
We have one TEAD patent family directed to a first collection of TEAD inhibitors, compositions thereof, and methods of their use. As of February 15, 2024, this TEAD patent family contains two issued U.S. patents and one pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, Australia, Canada, India, South Korea, Mexico, Argentina, and Taiwan. The issued U.S. patents include composition of matter claims encompassing IK-930 and method of treatment claims. Our issued U.S. patents and any U.S. or foreign patents that issue in the future from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to a second collection of TEAD inhibitors, compositions thereof, and methods of their use. As of February 15, 2024, this TEAD patent family contains one issued U.S. patent and a pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, Australia, Canada, India, South Korea, Mexico, Argentina, and Taiwan. Our issued U.S. patent and any U.S. or foreign patents that issue in the future from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to a third collection of TEAD inhibitors, compositions thereof, and methods of their use. As of February 15, 2024, this patent family contains one pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, Australia, Canada, India, and South Korea. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to combinatorial methods of using TEAD inhibitors. As of February 15, 2024, this patent family contains one pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, Australia, Canada, and South Korea. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2042, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to translational methods of selecting patients for treatment with TEAD inhibitors. As of February 15, 2024, this patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2042, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to certain TEAD inhibitor formulations, and methods of their use. As of February 15, 2024, this patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2042, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to crystal and salt forms of certain TEAD inhibitors, compositions thereof, and methods of their use. As of February 15, 2024, this patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2043, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to certain TEAD inhibitor combination therapy technologies. As of February 15, 2024, this patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2043, not including any patent term adjustment, patent term extension, or SPC.
•
We have one TEAD patent family directed to the use of certain TEAD inhibitors for treating certain selected patients. As of February 15, 2024, this patent family contains one U.S. provisional patent application. Any U.S. or foreign patents that issue from this TEAD patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2044, not including any patent term adjustment, patent term extension, or SPC.

Our current lead TEAD inhibitor, IK-930, is covered by our solely owned U.S. patents with composition of matter claims and method of treatment claims, which are expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC. Our current lead TEAD inhibitor, IK-930, compositions thereof, and methods of the use, are also covered by our solely owned pending U.S. and foreign patent applications, whereby any U.S. or foreign patents that, if granted and all appropriate maintenance fees paid, are expected to expire from 2040 to 2044, not including any patent term adjustment, patent term extension, or SPC.

MEK Inhibitor Patent Families

As of February 15, 2024, we solely own seven patent families related to MEK inhibitors, compositions thereof, and methods of their use. Any U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2042 to 2044, not including any patent term adjustment, patent term extension or SPC. These patent families are described in more detail below.

•
We have one MEK patent family directed to a first collection of MEK inhibitors, compositions thereof, and methods of their use. As of February 15, 2024, this MEK patent family contains one pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, Australia, Canada, India, and South Korea. Any U.S. or foreign patents that issue from this MEK patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2042, not including any patent term adjustment, patent term extension, or SPC.
•
We have one MEK patent family directed to a second collection of MEK inhibitors, compositions thereof, and methods of their use. As of February 15, 2024, this MEK patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this MEK patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2043, not including any patent term adjustment, patent term extension, or SPC.
•
We have one MEK patent family directed to a third collection of MEK inhibitors, compositions thereof, and methods of their use. As of February 15, 2024, this MEK patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this MEK patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2043, not including any patent term adjustment, patent term extension, or SPC.
•
We have one MEK patent family directed to a fourth collection of MEK inhibitors, compositions thereof, and methods of their use. As of February 15, 2024, this MEK patent family contains one issued U.S. patent, one pending U.S. non-provisional application, one pending PCT application, and pending applications in foreign jurisdictions, such as Argentina and Taiwan. The issued U.S. patent includes composition of matter claims encompassing IK-595. Our issued U.S. patent and any U.S. or foreign patents that issue in the future from this MEK patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2043, not including any patent term adjustment, patent term extension, or SPC.
•
We have one MEK patent family directed to combinatorial methods of using MEK inhibitors. As of February 15, 2024, this MEK patent family contains three pending U.S. provisional applications. Any U.S. or foreign patents that issue from this MEK patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2044, not including any patent term adjustment, patent term extension, or SPC.
•
We have one MEK patent family directed to crystal and salt forms of certain MEK inhibitors, compositions thereof, and methods of their use. As of February 15, 2024, this MEK patent family contains one pending U.S. provisional application. Any U.S. or foreign patents that issue from this MEK patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2044, not including any patent term adjustment, patent term extension, or SPC.
•
We have one MEK patent family directed to crystal and salt forms of certain MEK inhibitors, compositions thereof, and methods of their use. As of February 15, 2024, this MEK patent family contains one pending U.S. provisional application. Any U.S. or foreign patents that issue from this MEK patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2044, not including any patent term adjustment, patent term extension, or SPC.

Our current lead MEK inhibitor, IK-595, is covered by our solely owned U.S. patent with composition of matter claims, which is expected to expire in 2043, not including any patent term adjustment, patent term extension, or SPC. Our current lead MEK inhibitor, IK-595, compositions thereof, and methods of the use, are also covered by our solely owned pending U.S. and foreign patent applications, whereby any U.S. or foreign patents that, if granted and all appropriate maintenance fees paid, are expected to expire from 2043 to 2044, not including any patent term adjustment, patent term extension, or SPC.

Other Ikena Patent Families

As of February 15, 2024, we exclusively own three patent families related to inhibitors and other molecules targeting the RAS signaling pathway, compositions thereof, and methods of their use, including one pending PCT application and at least four pending U.S. provisional patent applications. Any U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2043 to 2044, not including any patent term adjustment, patent term extension, or SPC.

As of February 15, 2024, we solely own seven patent families related to AHR antagonists, compositions thereof, and methods of their use. U.S. patents that have issued in these patent families and any further U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2038 to 2043, not including any patent term adjustment, patent term extension, or SPC. The published patent families are described in more detail below.

•
AHR antagonists patent family one is directed to AHR antagonists, compositions thereof, and methods of their use. As of February 15, 2024, this AHR antagonists patent family contains three U.S. patents, patents in foreign jurisdictions such as Japan, China, India, Mexico, Singapore, Taiwan, Eurasia, and Chile, and pending applications in the U.S. and foreign jurisdictions, such as Europe, Australia, Canada, and South Korea. These U.S. and foreign patents and any further U.S. or foreign patents that may issue from AHR antagonists patent family one, if granted and all appropriate maintenance fees paid, are expected to expire in 2038, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family two is directed to AHR antagonists, compositions thereof, and methods of their use. As of February 15, 2024, this AHR antagonists patent family contains two U.S. patents, patents in foreign jurisdictions such as Japan, India, Mexico, and Israel, and pending applications in foreign jurisdictions, such as Europe, China, Australia, Canada, and South Korea. These U.S. and foreign patents and any further foreign patents that may issue from AHR antagonists patent family two, if granted and all appropriate maintenance fees paid, are expected to expire in 2038, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family three is directed to AHR antagonists, compositions thereof, and methods of their use. As of February 15, 2024, this AHR antagonists patent family contains a pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, and Canada. Any U.S. or foreign patents that issue from AHR antagonists patent family three, if granted and all appropriate maintenance fees paid, are expected to expire in 2039, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family four is directed to crystal forms of certain AHR antagonists, compositions thereof, and methods of their use. As of February 15, 2024, this AHR antagonists patent family contains one issued U.S. patent, and pending applications in the U.S. and foreign jurisdictions, such as Europe, Japan, China, and Canada. Any U.S. or foreign patents that issue from AHR antagonists patent family four, if granted and all appropriate maintenance fees paid, are expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family five is directed to certain AHR antagonist formulations, and methods of their use. As of February 15, 2024, this AHR antagonists patent family contains a pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, and Canada. Any U.S. or foreign patents that issue from AHR antagonists patent family five, if granted and all appropriate maintenance fees paid, are expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family six is directed to methods of selecting patients for AHR antagonist treatment. As of February 15, 2024, this AHR antagonists patent family contains a pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, and Canada. Any U.S. or foreign patents that issue from AHR antagonists patent family six, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, or SPC.
•
AHR antagonists patent family seven is directed to methods of using AHR antagonists. As of February 15, 2024, this AHR antagonists patent family contains a pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, and Canada. Any U.S. or foreign patents that issue from AHR antagonists patent family seven, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, or SPC.

As of February 15, 2024, we have an exclusive license through the AskAt Agreement to six patent families directed to EP4 antagonists, crystal forms thereof, compositions thereof, and methods of their use. The U.S. and foreign patents that have issued in these patent families and any further U.S. or foreign patents that may issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2024 to 2037, not including any patent term adjustment, patent term extension, or SPC.

As of February 15, 2024, we and AskAt Inc. jointly own three patent families directed to EP4 antagonist compositions, methods of making certain EP4 antagonists and their formulations, and methods of their use. Any U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire in 2039, not including any patent term adjustment, patent term extension, or SPC.

As of February 15, 2024, we solely own one patent family directed to EP4 antagonist salts and crystal forms, and methods of using the same. Any U.S. or foreign patents that issue from this patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2039, not including any patent term adjustment, patent term extension or SPC. The AskAt Agreement will be terminated as of March 20, 2024, and all assets, including the jointly owned patent families, will be returned to AskAt, at which point no further costs will be incurred by us.

As of February 15, 2024, we have an exclusive license through the License Agreement with the University to three patent families related to the IK-412 kynurenine program. The U.S. and foreign patents that have issued in these three patent families and any further U.S. or foreign patents that may issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2034 to 2039, not including any patent term adjustment, patent term extension, or SPC.

As of February 15, 2024, we also solely own one patent family related to the IK-412 kynurenine program. Any U.S. or foreign patents that issue from this patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2040, not including any patent term adjustment, patent term extension, or SPC.

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

Trademark Protection

We have obtained registered trademarks with the USPTO for the IKENA and IKENA ONCOLOGY word marks for services. We have pending applications for trademark protection with the USPTO for the IKENA and IKENA ONCOLOGY word marks for goods.

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

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates as well as for clinical testing and commercial manufacture if our product candidates receive marketing approval.

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

Governmental Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations (“CROs”), clinical investigators, and contract manufacturing organizations (“CMOs”) will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, where we are initially focusing our drug development, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, as amended (“FD&C Act”), and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or withdrawal of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For drug product candidates regulated under the FD&C Act, FDA must approve a New Drug Application (“NDA”). The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
•
completion of the manufacture, under current Good Manufacturing Practices (“cGMP”) conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
submission to the FDA of an IND which must become effective before clinical trials may begin and must be updated annually and when certain changes are made;
•
approval by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
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

In March 2022, the FDA released final guidance titled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen (15) days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

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

The FDA reviews all submitted NDAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs and the review process is often extended by FDA requests for additional information or clarification.

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

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) if it believes that a risk evaluation and mitigation strategy is necessary to ensure that the benefits of the drug outweigh its risks. A REMS can include use of risk evaluation and mitigation strategies like medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, special monitoring or other risk-minimization tools.

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

Before approving an NDA the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

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

Accelerated approval is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, adequate and well-controlled additional post-approval confirmatory trials to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after accelerated approval is granted. Additionally, under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or an indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (“PREA”), certain NDAs and certain NDA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FD&C Act requires that a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, PREA does not apply to a drug for an indication for which orphan designation has been granted, except that PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

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

U.S. Post-approval Requirements for Drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by company employees but also by agents of the company or those speaking on the company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act (“FCA”) where products obtain reimbursement under federal health care programs. Promotional materials for approved drugs must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

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

Regulation of Companion Diagnostics

Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FD&C Act, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification (“510(k)”) and approval of a premarket approval application (“PMA”).

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a pre-amendment device that was in commercial distribution before May 28, 1976 (a “predicate device”) for which the FDA has not yet called for the submission of a PMA. In making a determination that the device is substantially equivalent to a predicate device, the FDA compares the proposed device to the predicate device and assesses whether the subject device is comparable to the predicate device with respect to intended use, technology, design and other features which could affect safety and effectiveness. If the FDA determines that the subject device is substantially equivalent to the predicate device, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer.

A PMA must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the quality system regulation (“QSR”), which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

In August 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

In January 2024, the FDA announced its intention to initiate the reclassification process for most in vitro diagnostics, including companion diagnostics. Further, the FDA indicated that in addition to the reclassification process, the FDA will continue taking a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new test may be classified into Class II through the de novo classification process. In so doing, the FDA indicated that it may regulate most future companion diagnostics as Class II devices, which would likely entail less onerous development, approval, and post-market regulatory requirements than what is required for Class III medical devices and diagnostics that are subject to the PMA pathway.

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

•
The federal Anti-Kickback Statute (“AKS”) prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal AKS or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus treble damages, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the civil FCA.
•
The federal civil and criminal false claims laws, including the FCA, prohibit individuals or entities from, among other things, knowingly presenting or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity, and potentially individuals associated with the entity, from participation in Medicare, Medicaid and other federal healthcare programs.
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
•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for knowingly and willfully executing a scheme or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity may be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
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
•
The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors); other non-physician providers such as physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives; and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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

Insurance Coverage and Reimbursement

In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the U.S., the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Factors payors consider in determining reimbursement are based on whether the product is, among other considerations:

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
•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” (“AMP”) for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, will remain in effect through 2031. The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025, absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022 (the “IRA”) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that rare disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, including bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, in 2020, FDA released its regulations regarding the importation of drugs under section 804 of the Medicare Prescription Drug, Improvement, and Modernization Act of

2003, providing guidance for states to build and submit importation plans for drugs from Canada. CMS has stated drugs imported by states under this rule will not be eligible for federal Medicaid rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes under the Medicaid Drug Rebate Program. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

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

•
Centralized procedure—The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional Member States of the European Economic Area (Iceland, Lichtenstein and Norway) (“EEA”). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue engineered products) and products with a new active substance indicated for the treatment of certain diseases, which includes products for the treatment of cancer. For medicines that do not fall within one of the mandatory categories, an applicant still has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency (“EMA”) as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. If pursuing a marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) is responsible for conducting an initial assessment of whether a product meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk ratio. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application (“MAA”) by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•
National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:
o
Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU Member State for a medicinal product that has not yet been authorized in any EU Member State and that does not fall within the mandatory scope of the centralized procedure.
o
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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized marketing authorizations currently (under the Northern Ireland Protocol, centralized marketing authorizations continue to be recognized in Northern Ireland). On January 1, 2024, a new international recognition framework was put in place by the Medicines and Healthcare Products Regulatory Agency (“MHRA”), under which the MHRA will have regard to decisions on the approval of a marketing authorization made by the EMA and certain other regulators when considering whether to grant a UK marketing authorization. The MHRA also has the power to have marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly grant a marketing authorization in the UK or Great Britain.

In the EU, new products for therapeutic indications that are authorized for marketing (i.e., innovator products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from referencing the preclinical and clinical trial data contained in the dossier of the innovator product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the innovator product was first authorized in the EU. The additional two-year period of market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be a new chemical entity, and products may not qualify for data exclusivity. Even if a product is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved pediatric investigation plan (“PIP”) covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA (“PDCO”) may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

In April 2014, the Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted which replaced the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation was entered into application on January 31, 2022 and is directly applicable in all the EU Member States (meaning no national implementing legislation in each Member State is required). The transitory provisions of the Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the EU Clinical Trials Regulation. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, through the Clinical Trials Information System, (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Government Regulation of Data Collection Outside of the United States

Internationally, numerous jurisdictions have their own data security and privacy legal frameworks with which we will be required to comply if we conduct clinical trials in those jurisdictions or otherwise conduct business in those jurisdictions. We conduct clinical trials, and plan to conduct future clinical trials, in the EEA and the UK and therefore will collect personal data from data subjects in the EEA and the UK, and we will be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer or other processing of personal data in the EEA and UK is governed by the EU General Data Protection Regulation (the “EU GDPR”), with regards to the EEA, and the UK General Data Protection Regulation (“UK GDPR”), with regards to the UK, as well as applicable national data protection legislation and requirements in force within the EEA Member States and the UK (including the UK Data Protection Act 2018). In this Annual Report on Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to the processing of personal data by any company established in the EEA/UK and to companies established outside the EEA/UK to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR enhances data protection obligations for controllers of personal data, including stringent requirements relating to ensuring an appropriate legal basis or conditions applies to the processing of personal data, the consent (if required) of data subjects, expanded disclosures about how personal data is used, enhanced requirements for securing personal data, requirements to conduct data protection assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States in certain circumstances. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EA Member States, (which may deviate slightly from the GDPR) and the UK, may result in fines of up to 4% of a company’s global revenue for the preceding financial year, or €20,000,000 (£17.5 million for the UK), whichever is greater. Moreover, the GDPR grants data subjects and non-profit associations the right to lodge complaints with supervisory authorities, seek judicial remedies, and claim material and non-material damages resulting from infringement of the GDPR. Given the strict nature of its data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance the GDPR.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and, the EU and the UK have concluded a trade and cooperation agreement (“TCA”) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with current EU regulations, however it is likely that these regimes will diverge significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

Human Capital

As of March 6, 2024, we had forty-three (43) full-time employees, of which seventeen (17) have M.D. or Ph.D. degrees. Within our workforce, twenty-seven (27) employees are engaged in research and development and sixteen (16) are engaged in business development, finance, legal, human resources, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

Our net losses were 68.2 million and $68.8 million for the twelve months ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $282.4 million as of December 31, 2023. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing, and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated minimal collaborative revenue from our product candidates and have not generated revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•
successfully complete our ongoing and planned nonclinical and clinical studies for our programs;
•
timely file and obtain clearance of INDs by the FDA or comparable clinical trial applications by foreign regulatory authorities, for our programs in order to commence future clinical trials;
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

The development of pharmaceutical products is capital-intensive. We are conducting clinical trials for multiple product candidates. We expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We also continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate certain of our research and development programs or future commercialization efforts.

On May 17, 2023, we completed an underwritten registered offering (“URO”), of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share. On August 4, 2023, we acquired Pionyr Immunotherapeutics, Inc. (“Pionyr”), in accordance with the terms of the Agreement and Plan of Merger, dated August 4, 2023 (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of the acquisition, we acquired all of Pionyr’s assets, including approximately $48.0 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the our common stock (including 153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock, also at the purchase price of $7.15 per share, each share of which was subsequently converted into one (1) share of the our common stock at a special shareholders meeting October 11, 2023. As a result of the workforce reduction that we began implementing in the first quarter of 2024 and the associated anticipated reduction in our operating expenses, we expect that our cash, cash equivalents and marketable securities are sufficient to fund our operations into the second half of 2026. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of development and clinical trials for our product candidates;
•
the costs, timing, and outcomes of regulatory reviews of our product candidates;
•
our ability to establish and maintain additional collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we may establish;
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

Furthermore, based on our public float as of the date of the filing of this Annual Report on Form 10-K, and for so long as our public float is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float pursuant to Instruction I.B.6. to Form S-3, which is referred to as the “baby shelf” rule.

We have recently undertaken internal restructuring activities, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.

In light of recent macroeconomic conditions, we have made, and will continue to make, judgments as to whether we should further reduce or otherwise change our workforce. For example, in the first quarter of 2024, we began implementing a plan to reduce our workforce by approximately 35%, to align our workforce with our strategy to focus on our clinical stage, targeted oncology programs, IK-930 and IK-595. We expect that this workforce reduction will result in a reduction of our operating expenses and, based on our current operating plans, extend our cash runway into the second half of 2026. This workforce reduction, and any other future reductions, and the attrition that may occur following them, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructurings, and other additional measures we might take to reduce costs, could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans, or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results, and financial condition. We may not complete current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies, or other benefits of such activities.

Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates

We have never successfully completed any clinical trials for our target oncology programs, and we may be unable to do so for any of our current product candidates.

We have not yet demonstrated our ability to successfully complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Before commencing certain clinical trials, we may finalize the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but not limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, MAA, to the EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

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

Our future and ongoing clinical trials may not be successful. Currently, we have multiple programs in early clinical development. It is impossible to predict when, or if, any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our future and ongoing clinical trials may not be successful.

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

We may experience delays in initiating or completing clinical trials, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future INDs. Additionally, we cannot be certain that nonclinical studies or clinical trials for our product candidates will not be delayed, require redesign, will enroll an adequate number of subjects on time, or will be completed on schedule, if at all. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•
we may receive feedback from regulatory authorities that require us to modify the design or implementation of our nonclinical studies or clinical trials or to delay or terminate a clinical trial;

•
regulators, IRBs or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
nonclinical studies or clinical trials of our product candidates may fail to show safety or efficacy or otherwise produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
•
nonclinical studies or clinical trials of our product candidates may not produce differentiated or clinically significant results across tumor types or indications;
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
our third party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls, be unable to provide us with sufficient product supply to conduct or complete nonclinical studies or clinical trials, fail to meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
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
•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from nonclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
•
regulators may revise the requirements for approving our product candidates, or such requirements may not be as we currently anticipate.

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

Certain of our current product candidates and any future product candidates have the potential to be administered in combination with other targeted therapies or checkpoint inhibitor immunotherapies, and other standards of care, like chemotherapies, or radiotherapy. For example, through our clinical supply collaboration with AstraZeneca, we plan to explore IK-930 in combination with AstraZeneca’s EGFR inhibitor, osimertinib. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates used in combination with osimertinib, or checkpoint inhibitor immunotherapies or other targeted therapies, will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

In the event that AstraZeneca, or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing targeted therapies, checkpoint inhibitor immunotherapies or other combination agents. Additionally, should the supply of products from any current or future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, operating results, stock price, and prospects may be materially harmed.

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

Any results from our early preclinical studies and clinical trials of our targeted oncology programs may not necessarily be predictive of the results from later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

We currently conduct clinical trials for our product candidates outside the United States, and the FDA, the EMA, the MHRA and comparable foreign regulatory authorities may not accept data from such trials.

We currently conduct additional clinical trials outside the United States, including in the United Kingdom, Australia, and other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence, and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. The EMA, the MHRA and many other comparable foreign regulatory bodies have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA, the MHRA, or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States, the European Union, the United Kingdom, or the applicable jurisdiction. If the FDA, the EMA, or the MHRA, or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

Although we intend to explore other therapeutic opportunities in addition to the programs and product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and planned product candidates for additional indications and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications, yet fail to yield results for clinical development for a number of reasons, including:

•
the research methodology used may not be successful in identifying potential indications;
•
potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products; or
•
it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates, thereby limiting our ability to develop, diversify and expand our product portfolio.

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

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on other potential programs that ultimately prove to be unsuccessful.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical studies or clinical trials, approval may be delayed, if obtained at all. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in regulatory approval policies during the development period, changes in or enactment of additional statutes or regulations, or changes in regulatory review policies for each submitted NDA, PMA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Such global outbreaks of infectious diseases could materially and adversely impact our operations, including, without limitation, our nonclinical studies or clinical trial operations and our ability to recruit and retain patients and principal investigators and site staff. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials, as well as in activating new trial sites. Any negative impact a public health crisis has on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

New risks, pharmacokinetic variability, and side effects associated with our product candidates may be discovered during clinical testing. Our product candidates also may experience stability issues. For these or other reasons, we may need to reformulate our product candidates. For example, in the Phase 1 clinical program of IK-930, a second formulation that was designed to resolve exposure variability was introduced. Such reformulation may require us to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our product candidate. Reformulating a product candidate may also result in a delay in continuing a clinical trial. There can be no assurance that we will not experience delays in the completion of a clinical trial or in the commencement and completion of our future trials due to the need to reformulate our product candidates and subsequently discuss with or receive authorization from regulatory authorities to implement these changes in clinical trials. Additionally, reformulating a product candidate may cause us to experience a shortage in supply or cause the cost to manufacture our product candidate to increase. Any reformulation of our product candidates could substantially increase the costs and expenses of developing our product candidates and delay such development and marketing approval.

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

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

Risks Related to Our Reliance on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our clinical trials as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

We, our principal investigators and our CROs are required to comply with regulations, including GCP for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators, and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCP. In addition, our clinical trials must be conducted with product candidates produced in accordance with cGMP regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Research, development, commercialization and/or strategic collaborations are subject to numerous risks, which include the following:

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

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMP in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. Although we require all of our employees to assign their inventions to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates, including IK-930 and IK-595, or future product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
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

Similarly, in the EU, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants an orphan designation in respect of a product if its sponsor can show that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that, without the benefits derived from orphan status, sales of the product in the EU would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there must be no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of a significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

We have received orphan drug designation from the FDA for IK-930 for the treatment of mesothelioma and for the treatment of EHE. Generally, if a product with an orphan designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in EU. The EU market exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines. Even if we obtain orphan drug exclusivity for any product candidates in addition to IK-930, that exclusivity may not effectively protect IK-930 or our other product candidate from competition because different products can be approved for the same condition.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, please see “Business – Governmental Regulation – Current & Future Healthcare Reform Legislation.”

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

We expect that healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies, beyond those reductions which have already gone into effect. Such additional reductions could potentially lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to existing legislation, or other similar measures, will change the reimbursement model and market outlook for our current and future product candidates.

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

Although we do not currently have any products on the market, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business once we begin commercializing our product candidates. Healthcare entities, physicians and other providers, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see “Business – Governmental Regulation - Other Healthcare Laws.”

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We conduct clinical trials and continue to enroll subjects in our ongoing or future clinical trials, and therefore will be subject to additional privacy restrictions. Most notably, in the EEA and the UK, the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, is subject to the EU GDPR (with regards to the EEA) and the UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements in force within the EEA Member States and the UK (including the UK Data Protection Act 2018). In this Annual Report on Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR are wide-ranging in scope and impose numerous requirements on companies that process personal data, including requirements relating to ensuring an appropriate legal basis or condition applies to the processing of personal data, the processing of sensitive data (such as health data), obtaining consent (if required) of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments and taking certain measures when engaging third-party processors. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million for the UK), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data. In the UK, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This could result in differences in the law that applies to the processing of such personal data across EEA Member States and the UK, which may, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA and UK not deemed adequate for the transfer of such personal data by competent data protection authorities (“third countries”), including the United States in certain circumstances, unless a derogation exists or we incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses or the UK International Data Transfer Addendum (“IDTA”) into our agreements with third parties to govern such transfers of personal data and carry out transfer impact assessments. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”), which entered into force on July 11, 2023. The international transfer obligations under the EEA and UK data protection regimes will require effort and cost and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an “Adequacy Decision” recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data subject to the EU GDPR to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. However, following the UK’s exit from the EU (“Brexit”), there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK Government has now introduced a Data Protection and Digital Information Bill (the “UK Bill”) into the UK legislative process with the intention for this bill to reform the

UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission, which. may lead to additional compliance costs and could increase our overall risk. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of European personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA. Further, data protection authority activity differs across the EEA and the UK, with certain authorities applying their own agenda which shows there is uncertainty in the manner in which data protection authorities will seek to enforce compliance with GDPR. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

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

We, and our third-party providers, may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our business, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cybersecurity incident could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Cybersecurity incidents could include industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cybersecurity incident could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we develop and maintain systems and controls designed to prevent these events from occurring, there can be no assurance our internal information technology systems or those of our third-party vendors will be sufficient to protect against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security incident, industrial espionage attacks, ransomware, or insider threat attacks. If we were to experience an attempted or successful cybersecurity attack of our information systems or data, the costs associated with the investigation, remediation and potential notification of the attack to counterparties, data subjects, regulators or others, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, could be material. In addition, following any such attack, our remediation efforts may not be successful. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies, and potentially disrupt our business.

If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by us or such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy incidents, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act creates individual comprehensive privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Additionally, the CCPA marks the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar comprehensive privacy laws have been passed in numerous other states. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. In addition to these comprehensive consumer privacy laws, a small number of states have also enacted laws focused on particular aspects of privacy. For example, the state of Washington has enacted a law that regulates the privacy of medical and health related information not subject to HIPAA, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. A small number of states have also passed laws that regulate biometric information.

In addition, a number of other states have proposed new comprehensive privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. At the federal level, there is discussion of a new comprehensive data privacy law which, if passed, would help to streamline certain of our privacy obligations but would also introduce new stringent privacy and data security obligations that would apply to personal data collected from throughout the United States. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

We have successfully integrated our past acquisitions of Arrys, Amplify Medicines, Inc., and Pionyr, however, if we are unsuccessful in integrating any future acquisitions, it could impede us from realizing all of the benefits of those acquisitions and could weaken our business operations or future prospectus. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties of integrating an acquisition include, among other things:

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

As of March 6, 2024, we had forty-three (43) full-time employees. As we advance our development programs in the future, we will be required to increase the number of our employees and the scope of our operations, particularly as we function as a public company and grow in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation that entities affiliated with or managed by certain of our stockholders will hold an aggregate of 5,586,311 shares of our non-voting common stock, out of a total of 6,215,466 shares of our non-voting common stock issued and outstanding. Upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 9.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock. Consequently, the holders of our non-voting common stock who have exercised their option to make this conversion, will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (“the Code”) if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2023, we had federal and state net operating loss carryforwards of approximately $140.6 million and $135.8 million respectively, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our net operating losses or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

In April 2022, we commenced an ATM program to raise capital. Under our ATM program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $100.0 million, through one or more ATM offerings. Given the decrease in the market price of our common shares and volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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

Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine (the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act. Our amended and restated bylaws will further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the Federal Forum Provision). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets. Please see “Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates. Pandemics, epidemics or any outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. Potential instability throughout the banking industry and their potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, the start of the military conflict between Russia and Ukraine, and evolving events in Israel and Gaza. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K and the documents incorporated by reference herein.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and a “smaller reporting company” as defined in the Exchange Act and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

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

We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles (“GAAP”) or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

We have adopted cybersecurity risk management activities and processes that are informed by and incorporate elements of recognized industry standards, such as the National Institute of Standards and Technology Cybersecurity Framework, and that are designed to identify, assess, and mitigate critical risks from cybersecurity threats. We have, for example, implemented a process to monitor for potential critical risks from cybersecurity threats using automated tools. To support our cybersecurity risk management efforts, we leverage a managed service provider that provides ongoing support for the protection of our information technology infrastructure.

We have an employee security awareness training program, required upon onboarding and on an annual basis thereafter, that is designed to raise awareness of cybersecurity threats across functions, as well as to encourage consideration of cybersecurity risks across our company. As part of this employee training program, we periodically conduct phishing simulations designed to raise employee awareness of such risks.

We have also implemented a process to assess and review the cybersecurity practices of certain third-party vendors and service providers that may be critical to the operations of our business and who have access to our information systems or store our confidential clinical trial data, including, as appropriate, through review of System and Organization Controls reports and security questionnaires and the inclusion of cybersecurity requirements in relevant contracts.

As part of our cybersecurity risk management, we have adopted an incident response plan that has been designed to identify and manage significant events that may impact our information technology infrastructure, including those arising from or related to cybersecurity threats.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems and infrastructure. For more information, please see “Risk Factors.”

Cybersecurity Governance

Our Head of Information Technology (“Head of IT”) is responsible for the establishment and maintenance of our cybersecurity risk management processes, including the day-to-day oversight of the assessment and management of cybersecurity risks. The individual who is currently in this role has more than eight (8) years of experience in information security and over eighteen (18) years of IT experience in the biotechnology and pharmacology industr. Our Head of IT directly reports to, and meets periodically with, our Senior Vice President of Finance and Administration to discuss and review our cybersecurity risk management processes.

Our board of directors has delegated oversight of our company’s cybersecurity risk management to our audit committee. The audit committee, pursuant to the audit committee charter, is responsible for reviewing our company’s information security and technology risks (including cybersecurity), including high-level review of the threat landscape facing our company and our company’s strategy to mitigate cybersecurity risks and potential breaches. We have recently implemented a process for our Senior Vice President of Finance and Administration and/or our Chief Financial Officer, as appropriate, to provide periodic updates to the audit committee on the status of our cybersecurity program and on an as needed basis.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Boston, Massachusetts where we lease and occupy 20,752 square feet of office, laboratory and animal care space. The lease (the “Boston lease”), commenced on February 19, 2021, and the term is expected to expire on May 31, 2026.

We also lease 28,029 square feet of office and laboratory space in San Francisco, California. The lease (the “San Francisco lease”), was acquired in the acquisition of Pionyr on August 4, 2023. The lease is expected to expire on April 30, 2027. We do not currently occupy the San Francisco facility and intend to sublease the space.

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

Holders of Our Common Stock

As of March 1, 2024, there were approximately 61 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical stage, targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance in the Hippo and RAS onco-signaling network. Our approach in each of our programs is to target both cancer-driving targets and mechanisms of resistance to other therapies. Our most advanced program, IK-930, is a selective inhibitor of TEAD1. The TEAD transcription factors (TEAD 1-4) execute the ultimate step in the Hippo signaling pathway, a known oncogenic pathway that also drives resistance to multiple targeted and chemo therapies. Our program in the RAS pathway, IK-595, is a molecular glue designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. Since we commenced operations in 2016, we have advanced multiple product candidates into clinical development.

Our most advanced targeted oncology product candidate, IK-930, is an oral, TEAD1-selective, small molecule inhibitor of the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of human cancers and is widely accepted as a prevalent driver of cancer pathogenesis and a mediator of poor outcomes for patients. In our ongoing first-in-human Phase 1 clinical trial, we are focusing on indications that provide the potential to achieve rapid proof-of-concept, such as NF2 deficient mesothelioma and solid tumors with YAP1 or TAZ gene fusions, including EHE. Approximately 40% of mesothelioma patients are genetically deficient for the tumor suppressor NF2 and 100% of EHE patients have oncogenic YAP1 or TAZ gene fusions. In October 2021, our IND for IK-930 was cleared by the FDA and we subsequently initiated a first-in-human Phase 1 clinical trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of IK-930 as a monotherapy in patients with advanced solid tumors with or without gene alterations in the Hippo pathway. IK-930 received orphan drug designation from the FDA for the treatment of mesothelioma and EHE in March 2022 and December 2023, respectively. IK-930 was granted fast track designation from the FDA for the treatment of unresectable NF2-deficient mesothelioma in June 2022. In November 2023, we shared initial dose escalation safety data and initial anti-tumor activity data from EHE patients enrolled in the dose escalation monotherapy portion of the trial. In addition to the monotherapy approach, we plan to assess IK-930 in combination with other targeted therapies across several indications with multiple targeted therapies. Based on the role that the Hippo pathway plays in resistance to other targeted therapies, we believe that IK-930 may expand the patient populations that could benefit from therapies like EGFR inhibitors, KRAS inhibitors, and MEK inhibitors, among others. We have an established clinical collaboration with AstraZeneca for the evaluation of osimertinib in combination with IK-930 for patients with EGFR-mutant lung cancers as a cohort in the clinical program. Additional data from the monotherapy IK-930 clinical program is expected in the second half of 2024.

In addition to our work in the Hippo pathway, we are developing targeted therapies within the RAS pathway, one of the most highly dysregulated pathways in cancer. The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. Our goal is to achieve deep and sustained responses through targeting the pathway on multiple levels and leveraging the biology of known resistance mechanisms in our therapeutic design. We nominated IK-595 as our development candidate in our RAS pathway program in November 2022. IK-595 is designed to robustly inhibit MEK-RAF by gluing MEK and the RAFs (A, B, and C) in an inactive complex, thus more completely inhibiting RAS signals than existing inhibitors. IK-595’s potential ability to complex CRAF, in particular, has been shown in preclinical models to prevent a well-recognized signaling bypass mechanism that cancer cells employ to drive therapeutic resistance to other MEK and RAF drugs in this class. In addition, trapping CRAF in an inactive complex has been shown in preclinical models to prevent the kinase independent anti-apoptotic function in RAS and RAF mutant cancers, a mechanism that cannot be addressed with first generation MEK inhibitors or pan-RAF inhibitors. We are developing IK-595 as an oral therapy, with a half-life designed to enable a pharmacokinetic profile that we believe can be potentially superior to other pathway inhibitors, with the goal of optimizing the therapeutic window for patients. We treated the first patient in the dose escalation Phase 1 study of IK-595 in December 2023.

On August 4, 2023, we acquired Pionyr, in accordance with the terms of the Merger Agreement. Under the terms of the Merger Agreement, at the closing of the acquisition, we acquired all of Pionyr’s assets, including approximately $48.0 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the our common stock (including

153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock, also at the purchase price of $7.15 per share, each share of which was subsequently converted into one (1) share of the our common stock at a special meeting of stockholders held on October 11, 2023. As a result of the workforce reduction that we began implementing in the first quarter of 2024 and the associated anticipated reduction in our operating expenses, we expect that our cash, cash equivalents and marketable securities are sufficient to fund our operations into the second half of 2026.

To date, we have not had any products approved for sale and have not generated any revenue from product sales.

Financial Operations

To date, we have primarily financed our operations through proceeds from private placements of preferred stock, payments from a collaboration agreement, related party revenue, the completion of our IPO, URO, and the acquisition of Pionyr.

Since inception, we have incurred significant operating losses. Our net losses were $68.2 million and $68.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $282.4 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:

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
•
continue to establish agreements with CROs and CMOs in connection with our preclinical studies and clinical trials;
•
require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•
seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•
establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•
add operational, financial and management information systems and personnel to support our research and development programs, any future commercialization efforts and our continued operations as a public company.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $175.5 million. As a result of the workforce reduction that we began implementing in the first quarter of 2024 and the associated anticipated reduction in our operating expenses, we believe that our cash and cash equivalents on hand as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. To date, we have primarily financed our operations through proceeds from private placements of preferred stock, payments from a collaboration agreement, related party revenue, completion of the IPO and URO, and the acquisition of Pionyr. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs.

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

Collaboration Agreement and Stock Purchase Agreement with Bristol-Myers Squibb

In January 2019, we entered into the Bristol-Myers Squibb Collaboration Agreement with Celgene Corporation (which was acquired by Bristol-Myers Squibb in November 2019), pursuant to which Bristol-Myers Squibb could elect in its sole discretion to exclusively license rights to develop and commercialize compounds (and products and diagnostic products containing such compounds) that modulate the activity of two collaboration targets, kynurenine and AHR, excluding AHR agonists for inverse agonists, known as IK-412 and IK-175, respectively. On a program-by-program basis, through the earlier of January 2024 or the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, Bristol-Myers Squibb had the exclusive option to exclusively license to develop, commercialize and manufacture the relevant product candidate worldwide. Concurrent with execution of the Bristol-Myers Squibb Collaboration Agreement, we entered into a stock purchase agreement with Celgene Corporation (now Bristol-Myers Squibb) in November 2019 (the “Stock Purchase Agreement”), pursuant to which we issued Celgene Corporation 14,545,450 shares of Series A-1 preferred stock.

Bristol-Myers Squibb paid a total of $95.0 million in aggregate upfront consideration related to the Bristol-Myers Squibb Collaboration Agreement and Stock Purchase Agreement. The IK-412 and IK-175 programs were eligible for opt-in through early 2024. On January 17, 2024, Bristol-Myers Squibb notified us of its decision not to opt-in on the IK-175 program. In addition, Bristol-Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, we have regained full global rights to the IK-175 and IK-412 programs. We will not invest further in the clinical development of IK-175 or IK-412, but will pursue strategic business development opportunities, including out-licensing. Our operating expenses since inception consist solely of research and development costs and general and administrative costs.

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

We expect that our general and administrative expenses will increase as our organization grows in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees for outside consultants, attorneys, and accountants, among other expenses. Additionally, we expect to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations:

	Year Ended December 31,
(In thousands, except percentages)	2023	2022	Dollar Change	Percent Change
Revenue:
Research and development revenue under collaboration agreement	$9,160	$15,618	$(6,458)	(41)%
Operating expenses:
Research and development	59,652	64,321	(4,669)	-7%
General and administrative	24,925	22,201	2,724	12%
Total operating expenses	84,577	86,522	(1,945)	-2%
Loss from operations	(75,417)	(70,904)	(4,513)	6%
Other income, net	7,089	2,139	4,950	231%
Loss before income taxes	(68,328)	(68,765)	437	-1%
Income tax benefit (expense)	162	—	162	—
Net loss	$(68,166)	$(68,765)	$599	-1%

Revenue

The research and development revenue under collaboration agreement is related to the Bristol-Myers Squibb Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The decrease in revenue during the twelve months ended December 31, 2023, as compared to the same period in the prior year, was primarily due to an increase in manufacturing activities as a result of the substantial completion of manufacturing efforts related to the IK-412 program in 2022.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended December 31,
(In thousands, except percentages)	2023	2022	Dollar Change	Percent Change
Direct research and development expenses by program:
IK-930	$11,608	$10,377	$1,231	12%
IK-175	2,677	6,829	(4,152)	(61)%
IK-595	8,068	7,499	569	8%
Other assets, discovery, and early stage programs	11,173	14,884	(3,711)	(25)%
Research and development personnel and overhead expenses and unallocated	26,126	24,732	1,394	6%
Total research and development expenses	$59,652	$64,321	$(4,669)	(7)%

The decrease in research and development expense of $4.7 million during the twelve month ended December 31, 2023 compared to the same period in the prior year was primarily attributable to due to decreases in clinical trial costs related to IK-175, and decreases in other discovery and early stage programs as a result of the Company prioritizing its focus on advancing its clinical stage programs. These decreases were partially offset by costs associated with the wind down of Pionyr programs, increased clinical trial costs for IK-930 and IK-595 due to increased patient enrollment over the prior year, and increased research and development personnel and overhead expenses, primarily due to increased consulting fees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended December 31,
(In thousands, except percentages)	2023	2022	Dollar Change	Percent Change
General and administrative	$24,925	$22,201	$2,724	12%

The increase in general and administrative expense of $2.7 million was primarily attributable to the impairment of a portion of the San Francisco lease assumed in the acquisition of Pionyr and an increases in facility, legal and audit expenses, partially offset by a decrease in insurance costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol-Myers Squibb Collaboration Agreement, from cash obtained from acquisitions, from common stock in our IPO and URO, and most recently, through the acquisition of Pionyr. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $175.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Net cash used in operating activities	$(79,743)	$(74,109)
Net cash provided by (used in) investing activities	64,144	(99,284)
Net cash provided by financing activities	75,980	1,095
Net increase (decrease) in cash and cash equivalents	$60,381	$(172,298)

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts, and related infrastructure. Net cash used in operating activities for the twelve months ended December 31, 2023 increased by $5.6 million compared to the same period in 2022. Cash used in operating activities was primarily related to our net loss of $68.2 million, the payout of operating liabilities assumed in connection with the acquisition of Pionyr, partially offset by a decrease in deferred revenue.

Investing Activities

The increase in cash provided by investing activities of $163.4 million was primarily attributable to proceeds from the sales and maturities of marketable securities of $154.6 million, offset by the purchase of marketable securities of $90.1 million during the year ended December 31, 2023, compared to the sales and maturities of marketable securities of $118.5 million and the purchase of marketable securities of $216.3 million during the year ended December 31, 2022.

Financing Activities

The increase in cash provided by financing activities of $74.9 million primarily reflects the net cash received in connection with the acquisition of Pionyr of $39.1 million and the net cash proceeds received from our May 17, 2023 offering of common stock of $37.4 million in our URO.

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

We expect that our existing cash, cash equivalents, and marketable securities as of December 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future operating and capital requirements will depend on many factors, including:

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

Contractual Obligations

We have a non-cancelable operating lease agreement for our office, lab, and animal care facility space in our Boston, Massachusetts corporate headquarters. We expect the total future minimum lease payments from December 31, 2023 to lease expiration in May 2026 to be $4.5 million. Additionally, in connection with the acquisition of Pionyr, we acquired an operating lease agreement for office and lab space in San Francisco, California. The space is currently vacant and we are actively seeking a tenant to sublease the space. We expect the total future minimum lease payments from December 31, 2023 to lease expiration in April 2027 to be $7.5 million. Our total future minimum lease payments for each of the next five years and in total are included in Note 15.

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts typically do not contain any minimum purchase commitments and are generally cancelable by us, typically upon prior notice of 30 days. Payments due upon cancelation typically consist only of payments for services provided and expenses incurred up to the date of cancelation.

We may incur potential contingent payments upon our achievement of clinical, regulatory, and commercial milestones, as applicable, or that we may be required to make royalty payments under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property, such as our patent license agreement with the University of Texas at Austin. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and have not been included in the table above.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Emerging Growth Company

In April 2012, the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2023.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)
None.
(b)
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID: 42.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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

2.3#

Agreement and Plan of Merger by and among the Registrant, Portsmouth Merger Sub I, Inc., Portsmouth Merger Sub II, LLC, Pionyr Immunotherapeutics, Inc. and Fortis Advisors LLC, as securityholder agent, dated August 4, 2023 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287 filed with the Securities and Exchange Commission on August 7, 2023).

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

3.3

Certificate of Designations of Series A Non-Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the Securities and Exchange Commission on August 7, 2023).

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

4.4

Form of Senior Indenture between Registrant and one or more trustees to be named (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264517) filed with the Securities and Exchange Commission on April 27, 2022).

4.5

Form of Subordinated Indenture between Registrant and one or more trustees to be named, (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264517) filed with the Securities and Exchange Commission on April 27, 2022).

10.1†

2016 Stock Incentive Plan, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253919) filed with the Securities and Exchange Commission on March 5, 2021).

10.2†

2021 Stock Option and Incentive Plan, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the Securities and Exchange Commission on March 22, 2021).

10.3†

2021 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the Securities and Exchange Commission on March 22, 2021).

10.4†

Amended & Restated Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-40287) filed with the Securities and Exchange Commission on March 14, 2023).

10.5

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-253919) filed with the Securities and Exchange Commission on March 22, 2021).

10.6†

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

10.11

Contingent Value Rights Agreement, by and between the Registrant and Computershare Trust Company N.A, as rights agent, dated August 4, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the Securities and Exchange Commission on August 7, 2023).

19.1*	Insider Trading Policy.
21.1

Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253919) filed with the Securities and Exchange Commission on March 5, 2021).

23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*†	Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*

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

† Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKENA ONCOLOGY, INC.

Date: March 12, 2024	By:	/s/ Mark Manfredi
Mark Manfredi, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Mark Manfredi	President, Chief Executive Officer and Director	March 12, 2024
Mark Manfredi, Ph.D.	Principal Executive Officer

/s/ Jotin Marango	Chief Financial Officer and Head of Corporate Development	March 12, 2024
Jotin Marango, M.D., Ph.D.	Principal Financial Officer and Principal Accounting Officer

/s/ Owen Hughes	Director	March 12, 2024
Owen Hughes

/s/ David Bonita	Director	March 12, 2024
David Bonita, M.D.

/s/ Iain D. Dukes	Director	March 12, 2024
Iain D. Dukes, D.Phil.

/s/ Jean-François Formela	Director	March 12, 2024
Jean-François Formela, M.D.

/s/ Maria Koehler	Director	March 12, 2024
Maria Koehler, M.D., Ph.D.

/s/ Otello Stampacchia	Director	March 12, 2024
Otello Stampacchia, Ph.D.
/s/ Richard Wooster Richard Wooster, Ph.D.	Director	March 12, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ikena Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ikena Oncology, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 12, 2024

IKENA ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$119,894	$59,919
Marketable securities	55,571	97,028
Prepaid expenses and other current assets	3,197	3,063
Total current assets	178,662	160,010
Property and equipment, net	2,335	3,205
Right-of-use asset	5,686	5,255
Deposits and other assets	5,409	3,789
Total assets	$192,092	$172,259
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,066	$2,093
Accrued expenses and other current liabilities	8,581	8,343
Operating lease liability	3,558	1,907
Deferred revenue	—	9,160
Total current liabilities	14,205	21,503
Long-term portion of operating lease liability	7,180	3,787
Other long-term liabilities	950	—
Total liabilities	22,335	25,290
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2023 and 2022; No shares issued and outstanding as of December 31, 2023 or December 31, 2022	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 48,258,111 shares issued and outstanding as of December 31, 2023; 150,000,000 shares authorized, 36,257,493 shares issued and outstanding as of December 31, 2022	48	36
Additional paid-in capital	452,142	361,915
Accumulated other comprehensive loss	(48)	(763)
Accumulated deficit	(282,385)	(214,219)
Total stockholders’ equity	169,757	146,969
Total liabilities and stockholders’ equity	$192,092	$172,259

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Research and development revenue under collaboration agreement	$9,160	$15,618
Operating expenses:
Research and development	59,652	64,321
General and administrative	24,925	22,201
Total operating expenses	84,577	86,522
Loss from operations	(75,417)	(70,904)
Other income (expense):
Investment income	7,111	2,149
Other expense	(22)	(10)
Total other income, net	7,089	2,139
Loss before income taxes	(68,328)	(68,765)
Income tax benefit (expense)	162	—
Net loss	$(68,166)	$(68,765)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	715	(763)
Total comprehensive loss	$(67,451)	$(69,528)

Net loss per share:
Net loss per share attributable to common stockholders basic and diluted	$(1.63)	$(1.90)
Weighted-average common shares outstanding, basic and diluted	41,735,081	36,188,420

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	—	$—	35,975,034	$36	$353,295	$—	$(145,454)	$207,877
Exercise of stock options	—	—	282,459	—	1,095	—	—	1,095
Stock-based compensation	—	—	—	—	7,525	—	—	7,525
Other comprehensive loss	—	—	—	—	—	(763)	—	(763)
Net loss	—	—	—	—	—	—	(68,765)	(68,765)
Balance as of December 31, 2022	—	$—	36,257,493	$36	$361,915	$(763)	$(214,219)	$146,969
Issuance of common stock for underwritten registered offering, net of offering costs of $2.6 million	—	—	6,110,000	6	37,415	—	—	37,421
Repurchase of common stock	—	—	(97,500)	—	(663)	—	—	(663)
Issuance of preferred stock in connection with the Acquisition, net of issuance costs of $0.9 million	4,153,439	32,545	—	—	—	—	—	—
Conversion of preferred stock to common stock	(4,153,439)	(31,886)	4,153,439	4	31,883	—	—	31,887
Issuance of common stock in connection with the Acquisition, net of issuance costs of $0.4 million	—	—	1,800,652	2	14,109	—	—	14,111
Cash consideration paid to settle Pionyr restricted stock units, stock options, and unaccredited stockholders	—	(659)	—	—	(285)	—	—	(285)
Exercise of stock options	—	—	34,027	—	136	—	—	136
Stock-based compensation	—	—	—	—	7,632	—	—	7,632
Other comprehensive income	—	—	—	—	—	715	—	715
Net loss	—	—	—	—	—	—	(68,166)	(68,166)
Balance as of December 31, 2023	$—	$—	48,258,111	$48	$452,142	$(48)	$(282,385)	$169,757

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(68,166)	$(68,765)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,020	751
Amortization of marketable securities	(2,023)	50
Stock-based compensation expense	7,632	7,525
Non-cash operating lease expense	1,714	1,283
Loss on disposal of property and equipment	5	173
Impairment of right of use asset	1,744	—
Net realized loss on marketable securities	—	12
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,835	1,236
Accounts payable	(2,870)	(291)
Accrued expenses and other current liabilities	(7,660)	2,230
Lease liability	(2,087)	(1,292)
Deferred revenue	(9,160)	(15,618)
Deposits and other assets	(1,824)	(1,403)
Other long-term liabilities	97	—
Net cash flows used in operating activities	(79,743)	(74,109)

Cash flows from investing activities
Purchases of property and equipment	(414)	(1,431)
Purchases of marketable securities	(90,052)	(216,338)
Sales and maturities of marketable securities	154,610	118,485
Net cash flows provided by (used in) investing activities	64,144	(99,284)

Cash flows from financing activities
Cash and cash equivalents acquired in connection with the acquisition of Pionyr, net of issuance costs paid	40,030	—
Cash consideration paid in connection with the acquisition of Pionyr	(944)	—
Proceeds from issuance of common stock for underwritten registered offering, net of offering costs	37,421	—
Repurchase of common stock	(663)	—
Proceeds from exercise of stock options	136	1,095
Net cash flows provided by financing activities	75,980	1,095
Net increase (decrease) in cash and cash equivalents	60,381	(172,298)
Cash, cash equivalents and restricted cash, beginning of year	60,791	233,089
Cash, cash equivalents and restricted cash, end of year	$121,172	$60,791

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$119,894	$59,919
Restricted cash included in other assets	1,278	872
Cash, cash equivalents and restricted cash, end of year	$121,172	$60,791

Supplemental disclosure of non-cash activities
Right-of-use asset recognized upon assumption of San Francisco, CA lease from Pionyr	$3,889	$—
Purchases of property and equipment in accounts payable and accrued expenses	$—	$259

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION

Ikena Oncology, Inc. (the “Company”) is a clinical stage targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance in the Hippo and RAS onco-signaling network. The Company’s approach in each of its programs is to target both cancer-driving targets and mechanisms of resistance to other therapies. The Company’s most advanced program, IK-930, is a selective inhibitor of the transcriptional enhanced associate domain 1 (“TEAD 1”). The TEAD transcription factors (TEAD 1-4) execute the ultimate step in the Hippo signaling pathway, a known oncogenic pathway that also drives resistance to multiple targeted and chemo therapies. The Company’s program in the RAS pathway, IK-595, is a molecular glue designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. Since the Company commenced operations in 2016, it has advanced multiple product candidates into clinical development.

On March 30, 2021 the Company completed an initial public offering (“IPO”) in which the Company issued and sold 8,984,375 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 1,171,875 shares, at a public offering price of $16.00 per share and received $131.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arrys Therapeutics, Inc. (“Arrys”), Ikena Oncology Securities Corporation and Amplify Medicines, Inc, (“Amplify”), and Portsmouth Merger Sub II, LLC. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

To date, the Company has financed its operations primarily from common stock in its IPO and Underwritten Registered Offering (“URO”), private placements of preferred stock, payments from a collaboration arrangement, related party revenue, and most recently, through the acquisition of Pionyr. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, the Company’s revenue has primarily been from a collaboration agreement. The Company has devoted substantially all of its financial resources and efforts to identifying potential product candidates and conducting preclinical studies and clinical trials.

As of December 31, 2023, the Company’s cash, cash equivalents, marketable securities were $175.5 million. The Company believes the cash, cash equivalents, marketable securities as of December 31, 2023 will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or by establishing collaborations with other companies.

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

If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations. As of December 31, 2023, the Company had an accumulated deficit of $282.4 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.

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

Concentration of Credit Risk and of Significant Suppliers: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. Additionally, as of December 31, 2023, the Company has not experienced any credit related losses on accounts that hold the Company’s cash, cash equivalents and marketable securities.

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

Restricted Cash: As of December 31, 2023 and 2022, the Company maintained restricted cash totaling approximately $1.3 million and $0.9 million, respectively, held in the form of a money market account as collateral for the Company’s facility lease obligations. The balance is included within other non-current assets in the accompanying consolidated balance sheets.

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

As of December 31, 2023, the Company had one collaborative agreement with Bristol-Myers Squibb, which the Company entered into in January 2019. For a complete discussion of the accounting related to Bristol-Myers Squibb Collaboration Agreement, see Note 8, Collaboration Agreement and Stock Purchase Agreement with Bristol-Myers Squibb.

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

Leases: Under Accounting Standards Codification (ASC) 842 Leases, the Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company’s operating leases are recognized on its consolidated balance sheet as other long-term assets, other current liabilities, and other long-term liabilities. The Company does not have any finance leases.

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

Accumulated Other Comprehensive Loss: Comprehensive loss is defined as the change in the equity of a business entity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss consists of: (i) all components of net loss and (ii) all components of comprehensive loss other than net loss, referred to as other comprehensive loss. Other comprehensive income or loss is comprised of unrealized gains and losses on debt securities.

Contingent Value Rights: The Company evaluates the CVR to determine if it qualifies as a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date. Any changes in fair value are recorded as other income or expense for each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date.

The Company determined that certain contingent payments under the Acquisition qualified for the scope exception under ASC 815, and as such, were not recorded as a derivative on the balance sheet as of December 31, 2023. Upon resolution of the CVR, the Company will recognize the payment consistent with the guidance in ASC 450. As of December 31, 2023, the contingent consideration cannot be reasonably estimated, and the contingency was not resolved.

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

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$53,613	$53,613	$—	$—
Marketable securities
Corporate debt securities	55,571	—	55,571	—
Total assets	$109,184	$53,613	$55,571	$—

	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$55,861	$55,861	$—	$—
Marketable securities
U.S. treasury securities	22,606	—	22,606	—
Corporate debt securities	74,422	—	74,422	—
Total assets	$152,889	$55,861	$97,028	$—

For the years ended December 31, 2023 and 2022, there were no transfers into or out of Level 3.

4. MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities (in thousands):

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	55,624	27	(80)	55,571
Total	$55,624	$27	$(80)	$55,571

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	22,630	—	(24)	22,606
Corporate debt securities	75,161	—	(739)	74,422
Total	$97,791	$—	$(763)	$97,028

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

As of December 31, 2023, the Company held 23 marketable securities in an unrealized loss position, four of which were in an unrealized loss position for greater than 12 months. The total unrealized loss of securities in a loss position for greater than 12 months was $22.5 thousand as of December 31, 2023. Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at December 31, 2023 and December 31, 2022, related to these securities. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Marketable securities fair value by contractual maturity were as follows (in thousands):

As of December 31,
2023
Due in one year or less	$22,233
Due after one year through five years	33,338
Total	$55,571

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Clinical, manufacturing and scientific development	$1,482	$1,372
Prepaid Insurance	565	727
Other	1,150	964
Total	$3,197	$3,063

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
Property and equipment:
Lab equipment	$2,988	$2,858
Leasehold improvements	1,219	1,216
Electronic equipment and software	454	481
Furniture and fixtures	411	475
Total property and equipment	5,072	5,030
Less: accumulated depreciation	(2,737)	(1,825)
Property and equipment, net	$2,335	$3,205

Depreciation expense for the years ended December 31, 2023 and 2022 was $1.0 million and $0.9 million, respectively. There were no impairments for the years ended December 31, 2023 and 2022.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Employee compensation	$3,311	$3,236
Research and development expenses	3,964	4,462
Professional fees	1,221	526
Other current liabilities	85	119
Total	$8,581	$8,343

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

Agreement Structure

Under the Bristol-Myers Squibb Collaboration Agreement, the Company will conduct exploratory and discovery activities, with the goal of identifying product candidates for certain targets, which are in the kynurenine pathway, which the Company is developing as IK-412, and the aryl hydrocarbon receptor (“AHR”), which the Company is developing as IK-175. The Company is obligated to advance research and development activities through the earlier of January 2024 or the completion of a Phase 1b clinical trial for each program ("the research term"). Bristol-Myers Squibb had the option to receive a global-development, manufacture and commercialization license for the product candidate, which expired in January 2024. Subsequent to the delivery of a license, Bristol-Myers Squibb would have been responsible for the worldwide development, manufacturing and commercialization of these product candidates.

Bristol-Myers Squibb paid the Company a total of $95.0 million in aggregate upfront consideration related to the Bristol-Myers Squibb Collaboration Agreement and Stock Purchase Agreement. The Company was eligible to receive $50.0 million, in case of an exercise of its option with respect to IK-175, and $40.0 million, in case of an exercise of its option with respect to IK-412. Upon the exercise of the delivery of each license, the Company would have been eligible to receive up to $450 million in milestone payments as well as a tiered royalty on worldwide sales from the high single to low teen digits.

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

The Company is recognized revenue related to each of its performance obligations as the research and development services are performed through December 2023. The Company recognizes revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.

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

During the year ended December 31, 2023 and 2022, the Company recognized revenue of $9.2 million and $15.6 million, respectively, from the Bristol-Myers Squibb Collaboration Agreement. The consolidated balance sheet as of December 31, 2023 includes no deferred revenue related to this agreement. The revenue recognized in 2023 was included in the deferred revenue balance as of December 31, 2022.

On January 17, 2024, Bristol-Myers Squibb notified the Company of its decision not to opt-in on the IK-175 program. In addition, Bristol-Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, the Company has regained full global rights to the IK-175 and IK-412 programs. The IK-412 program remains IND ready. The Phase 1b study of IK-175 in urothelial carcinoma was completed and closed in 2023, and study data will be submitted for presentation at a future medical meeting. The Company will not invest further in the clinical development of IK-175 or IK-412, but will pursue strategic business development opportunities, including out-licensing.

9. ACQUISITION OF PIONYR

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
•
A nominal amount of Pionyr’s other assets were acquired, primarily related to the right-of-use-asset for Pionyr’s office and lab space lease located in San Francisco, California. The Company is actively seeking a tenant to sublease the space;
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

Under the recapitalization accounting model, the assets acquired and liabilities assumed were recognized at their fair value on August 4, 2023. The equity issued by the Company was recognized on the basis of the net fair value of the assets acquired and liabilities assumed. Cash consideration transferred and transaction costs incurred attributable to the Acquisition are reflected as reductions to equity. The Company incurred $1.3 million of transaction costs that were direct and incremental to the Acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition date (in thousands):

Assets Acquired	As of August 4, 2023
Cash and cash equivalents	$40,926
Marketable securities	20,362
Prepaid expenses and other current assets	1,359
Right-of-use-asset	3,889
Deposits and other assets	406
Total assets acquired	$66,942
Liabilities Assumed
Accounts payable	(2,844)
Accrued expenses and other current liabilities	(8,097)
Operating lease liability	(1,485)
Long-term portion of operating lease liability	(5,647)
Other long-term liabilities	(852)
Total liabilities assumed	$(18,925)

Net assets acquired (1)	$48,017

(1) Net assets acquired does not include the remaining costs to complete the wind down of Pionyr development activities and operations.

Fair value of equity issued and consideration transferred in connection with the Acquisition (in thousands):

As of August 4, 2023
Issuance of Series A Preferred Stock	$32,837
Issuance of common stock	14,236
Cash consideration paid to settle Pionyr restricted stock units ("RSUs") and stock options	738
Cash consideration paid to Pionyr unaccredited stockholders	206
Total	$48,017

The CVR was not accounted for as a derivative on the date of merger, nor was it included in the consideration transferred to acquire Pionyr. As of December 31, 2023, the contingent consideration cannot be reasonably estimated, and the contingency was not resolved.

10. STOCKHOLDER’S EQUITY

Common Stock

As of December 31, 2023 and 2022, the Company had 150,000,000 shares of common stock authorized, respectively, of which 48,258,111 and 36,257,493 were issued and outstanding as of December 31, 2023 and 2022, respectively.

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

11. STOCK BASED COMPENSATION

In March 2016, the Company’s board of directors and stockholders adopted the 2016 Stock Incentive Plan which was amended and restated in December 2020, (as so amended and restated, the “2016 Plan”) which permits the granting of (1) options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code, and (2) options that do not so qualify.

In March 2021, the Company’s stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on March 30, 2021. The 2021 Plan replaced the 2016 Plan as the board of directors had determined it would not to make additional awards under the 2016 Plan following the closing of the IPO. However, the 2016 Plan will continue to govern outstanding equity awards granted thereunder. The shares of the Company’s common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2021 Plan.

The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to officers, employees, directors and consultants. The number of shares initially reserved under the 2021 Plan was 3,119,514 shares of the Company’s common stock. The 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2021 Plan on the first day of each fiscal year during the period beginning in fiscal year 2022. The annual increase in the number of shares shall be equal to 4% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the 2021 Plan. On January 1, 2023, the number of shares of common stock available for issuance under the 2021 Plan increased by 1,450,299 shares as a result of the automatic increase provision of the 2021 Plan. As of December 31, 2023, 3,413,255 shares of common stock remain available for future issuance under the 2021 Plan.

The vesting periods for equity awards, which generally is four years, are determined by the Board of Directors. The contractual term for stock option awards is ten years.

The total compensation expense recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$3,937	$3,974
General and administrative	3,695	3,551
Total stock-based compensation expense	$7,632	$7,525

The weighted-average fair value of the stock options granted during the year ended December 31, 2023 and 2022 was $2.34 and $5.52 per share, respectively. As of December 31, 2023, the total unrecognized stock-based compensation balance for unvested options was $11.2 million which is expected to be recognized over 2.1 years.

The following table summarizes stock option activity under the Plan for the year ended December 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	6,589,479	$7.29	7.73	$362
Granted	1,750,224	3.13
Exercised	(34,027)	4.01
Cancelled or forfeited	(1,217,415)	6.91
Outstanding as of December 31, 2023	7,088,261	$6.35	6.92	$94
Vested or expected to vest as of December 31, 2023	7,088,261	$6.35	6.92	$94
Options exercisable as of December 31, 2023	4,032,553	$6.61	5.98	$94

The intrinsic value of options exercised for the years ended December 31, 2023 and 2022 was $0.1 million and $1.2 million, respectively.

The fair value of each option award granted during the years ended December 31, 2023 and 2022 is estimated on the date of grant using the Black-Scholes option pricing model. This model incorporates various assumptions, including the expected volatility, expected term, and interest rates. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing presented on a weighted-average basis were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.00%	2.42%
Expected dividend yield	0%	0%
Expected option term (in years)	6.04	5.94
Expected stock price volatility	87.0%	84.8%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of December 31, 2023, no shares have been purchased by employees under the ESPP.

12. EMPLOYEE BENEFIT PLAN

The Company has a defined-contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the plan by the Company totaled $0.5 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. Employees can designate the investment of their 401(k) accounts into several mutual funds. Administrative costs of the plan for each of the years ended December 31, 2023 and 2022, were immaterial.

13. INCOME TAXES

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current
Federal	$(237)	$—
State	68	27
Total Current Provision	$(169)	$27

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2023	2022
Tax effected at statutory rate	21.0%	21.0%
State taxes	6.4%	7.2%
Stock compensation	(1.2)%	(0.5)%
Non-deductible expenses	(0.6)%	(0.7)%
Federal research and development credits	4.2%	5.0%
Change in valuation allowance	(30.0)%	(32.0)%
Total	0.2%	—%

The Company’s total deferred tax assets are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Federal net operating loss carryforward	$29,529	$22,875
State net operating loss carryforward	8,581	6,693
R&D credit carryforwards	14,589	10,667
Capitalized start-up costs	196	219
Accruals and reserves	802	823
Deferred revenue	—	2,502
Stock based compensation	2,381	1,900
Lease liability	2,934	1,556
Capitalized R&E	44,366	14,995
Total deferred tax asset	103,378	62,230

Deferred tax liability:
Fixed assets	$(603)	$(761)
Right of use asset	(1,554)	(1,436)
Total deferred tax liability	(2,157)	(2,197)
Net deferred tax asset and liability before valuation allowance	101,221	60,033
Valuation allowance	(101,221)	(60,033)
Net deferred tax asset	$—	$—

The Company’s 2023 income tax provision benefit related the current year acquisition of Pionyr, offset partially by state income taxes. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During 2023, the valuation allowance increased by $41.2 million primarily due to the increase in the Company's book loss reported in the period and the Pionyr acquisition.

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

As of December 31, 2023, the Company had approximately $140.6 million and $135.8 million of Federal and State operating loss carryforwards respectively. The Federal net operating losses are not subject to expiration and the state net operating losses begin to expire in 2037. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2023, the Company also has federal and state research and development tax credit carryforwards of approximately $11.7 million and $3.6 million respectively, to offset future income taxes, which will begin to expire beginning in December 2031. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The amount of loss carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the company's ultimate parent.

Uncertain Tax Positions

ASC 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements. We regularly assess the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit which is more likely than not to be realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax positions in our provision for (benefit from) income taxes line of our Consolidated Statements of Operations.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$—	$—
Beginning balance adjustment	927	—
Increases related to tax positions taken from prior years	22	—
Ending balance	$949	$—

As of December 31, 2023, the balance was adjusted by $0.9 million related to the acquisition of Pionyr.

As of December 31, 2023, $0.9 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized an immaterial amount of interest related to uncertain tax positions in our provision for (benefit from) income taxes during 2023.

The Company files U.S. federal and state income tax returns and is generally subject to income tax examinations by these authorities for all tax years after December 31, 2020. Currently, no federal or state income tax returns are under examination by the respective income tax authorities.

14. RESEARCH LICENSE AGREEMENTS

During 2015, the Company entered into an exclusive patent license agreement (the “UT Austin License”) to license certain technologies and intellectual property rights from the University of Texas at Austin (the “University”), an entity affiliated with a director of the Company at the time of the agreement. The UT Austin License shall remain in effect until the expiration or abandonment of the last to expire technologies and intellectual property rights. The Company shall pay License Maintenance fees annually of $40 thousand. Additionally, the Company shall make additional milestone payments to the University upon meeting certain development milestones in the aggregate of $4.7 million during the term of the UT Austin License. The Company will pay the University royalties as defined in the UT Austin License on any commercialized product sales related to the licensed technology in a percentage in the low single digits. The Company will also be responsible for reimbursing the University for certain patent-related costs incurred on its behalf.

In 2018, the Company acquired IPR&D on an Arrys’ immune-oncology candidate based on the intellectual property associated with Arrys’ AskAt License as part of the acquisition of Arrys. Total consideration allocated to the technology was $28.5 million and was recognized as research and development expense upon the acquisition. The AskAt License is intended to be used by the Company in its future development of therapeutic drug candidates for eventual clinical development and commercialization. The Company shall make additional milestone payments to AskAt upon meeting certain development milestones totaling $4.0 million, as well as certain sales event milestones ranging from $50 million to $250 million contingent on sales in a calendar year, during the term of the AskAt License. The Company will pay the AskAt royalties a percentage in the low single digits as defined in the AskAt License on any commercialized product sales related to the licensed technology. The Company intended to use the license granted pursuant to the AskAt Agreement in our future development of therapeutic drug candidates for eventual clinical development and commercialization. The AskAt Agreement will be terminated as of March 20, 2024, and all assets will be returned to AskAt, at which point no further costs will be incurred by the Company.

15. LEASE OBLIGATIONS

Boston Lease

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

San Francisco Lease

The Company also assumed an operating lease agreement for 28,029 square feet of office and lab space located in San Francisco, California from the Acquisition of Pionyr. The space is currently vacant and the Company is actively seeking a tenant to sublease. As of the Pionyr acquisition date, August 4, 2023, the remaining lease term was 44-months with base rent of $0.2 million per month with annual escalations of 3.5%. Total lease payments during the remaining 44-month lease term are $8.3 million. The Company’s lease agreement requires the Company to maintain a cash letter of credit to secure its obligations under the lease of $0.4 million. The Company recognized a right of use asset of $3.9 million and an operating lease liability of $7.1 million upon the commencement of the lease. In December 2023, the Company re-assessed the sublease market for the San Francisco lease and recorded a right of use asset impairment of $1.7 million for a portion of the lease.

Other Lease Disclosures

The components of the lease costs which are included in the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs	$2,316	$1,764
Variable lease costs	889	466
Total lease costs	$3,205	$2,230

Variable lease cost primarily related to operating expenses, parking, taxes and insurance associated with the Company's operating leases.

Supplemental cash flow information relating to the Company’s leases were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$2,534	$1,774

The remaining lease terms and discount rates related to the Company's leases were as follows:

	As of December 31,
	2023	2022
Remaining lease term	3.0 years	3.4 years
Discount Rate	7.8%	7.7%

The future minimum lease payments for the Company’s operating lease as of December 31, 2023, were as follows (in thousands):

Fiscal Year	Operating Leases
2024	3,924
2025	4,212
2026	3,171
2027	719
2028	—
Total minimum lease payments	12,026
Less amounts representing interest or imputed interest	1,288
Present value of lease liabilities	$10,738

16. COMMITMENTS AND CONTINGENCIES

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of December 31, 2023 or royalties on future sales of specified products that have not yet occurred as of December 31, 2023.

17. RELATED PARTY TRANSACTIONS

The Company entered into several agreements with a director and an entity affiliated with a director:

1.
As discussed in Note 14 above, the Company has entered into a license agreement with the University, which was affiliated with a director of the Company at the time of the license agreement. During the years ended December 31, 2023 and 2022 the Company recorded expenses in connection with University license fees and certain patent-related costs incurred on its behalf of $0.1 million and $0.2 million, respectively.
2.
OrbiMed Advisors LLC (“OrbiMed”), a related party of the Company, was previously a stockholder of Pionyr. In connection with the Acquisition, OrbiMed was allocated 153,121 shares of non-voting common stock and 353,192 shares of Series A Preferred Stock, which converted to common stock pursuant to stockholder approval at a special meeting of stockholders held on October 11, 2023. As of December 31, 2023, OrbiMed beneficially owned approximately 8.9% of the Company’s voting common stock outstanding.

18. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Year ended December 31,
	2023	2022
Options to Purchase Common Stock	7,088,261	6,589,479
Total	7,088,261	6,589,479

19. SUBSEQUENT EVENTS

Workforce Reduction

On January 17, 2024, the Board of Directors of the Company approved a plan to reduce the Company’s workforce by approximately 35% (the “Workforce Reduction”). The Workforce Reduction is designed to align the Company’s workforce with its strategy to focus on its clinical stage, targeted oncology programs, IK-930 and IK-595. The Workforce Reduction generally affects employees working in the Company’s discovery organization, as well as select employees working in development and general and administrative functions. The Workforce Reduction will result in the termination of approximately twenty (20) employees and is expected to be completed by March 31, 2024. The Company expects to incur exit costs related to the discontinuation of its discovery efforts and expects to recognize these charges during the three months ended March 31, 2024. Expenses related to the Workforce Reduction consist of employee severance and related termination benefits, and are expected to result in approximately $1.6 million in cash expenditures.

Bristol-Myers Squibb Collaboration Agreements

As previously disclosed, the Company’s AHR antagonist IK-175 and kynureninase IK-412 programs, in development in collaboration with Bristol Myers Squibb, were eligible for opt-in through early 2024. On January 17, 2024, Bristol Myers Squibb notified the Company of its decision not to opt-in on the IK-175 program. In addition, Bristol Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, the Company has regained full global rights to the IK-175 and IK-412 programs.