Form 10-Q
period 2024-03-31
Ikena Oncology, Inc.
filed 2024-05-13
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 48,258,111 shares of common stock, $0.001 par value per share, outstanding.

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
our use of proceeds from our offerings;

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
•
We may not be able to successfully complete clinical trials for our targeted oncology programs or our current product candidates.
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
•
We rely, and expect to continue to rely, on third parties to conduct our clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
•
The dual class structure of our common stock may limit our stockholders’ ability to influence corporate matters and may limit visibility with respect to certain transactions.

The material and other risks summarized above should be read together with the text of the full risk factors in the “Risk Factors” section and with the other information set forth in this Quarterly Report, including our consolidated financial statements and the related notes, as well as with other documents that we file with the United States Securities and Exchange Commission. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above, or described in full in the “Risk Factors” section, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$52,852	$119,894
Marketable securities	104,497	55,571
Prepaid expenses and other current assets	3,817	3,197
Total current assets	161,166	178,662
Property and equipment, net	864	2,335
Right-of-use asset	5,241	5,686
Deposits and other assets	5,511	5,409
Total assets	$172,782	$192,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,909	$2,066
Accrued expenses and other current liabilities	4,817	8,581
Operating lease liability	3,443	3,558
Total current liabilities	10,169	14,205
Long-term portion of operating lease liability	6,302	7,180
Other long-term liabilities	964	950
Total liabilities	17,435	22,335
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; No shares issued and outstanding as of March 31, 2024 or December 31, 2023	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized and 48,258,111 shares issued and outstanding at March 31, 2024 and December 31, 2023	48	48
Additional paid-in capital	454,143	452,142
Accumulated other comprehensive loss	(313)	(48)
Accumulated deficit	(298,531)	(282,385)
Total stockholders’ equity	155,347	169,757
Total liabilities and stockholders’ equity	$172,782	$192,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$—	$5,313
Operating expenses:
Research and development	9,645	15,552
General and administrative	5,999	5,276
Restructuring and other charges	2,582	—
Total operating expenses	18,226	20,828
Loss from operations	(18,226)	(15,515)
Other income (expense):
Investment income	2,114	1,296
Other income (expense)	(7)	—
Total other income, net	2,107	1,296
Loss before income taxes	(16,119)	(14,219)
Income tax expense	(27)	—
Net loss	$(16,146)	$(14,219)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(265)	272
Total comprehensive loss	$(16,411)	$(13,947)

Net loss per share:
Net loss per share, basic and diluted	$(0.33)	$(0.39)
Weighted-average common shares outstanding, basic and diluted	48,258,111	36,257,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	48,258,111	$48	$452,142	$(48)	$(282,385)	$169,757
Stock-based compensation	—	—	2,001	—	—	2,001
Other comprehensive loss	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	(16,146)	(16,146)
Balance as of March 31, 2024	48,258,111	$48	$454,143	$(313)	$(298,531)	$155,347

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	36,257,493	$36	$361,915	$(763)	$(214,219)	$146,969
Stock-based compensation	—	—	2,000	—	—	2,000
Other comprehensive income	—	—	—	272	—	272
Net loss	—	—	—	—	(14,219)	(14,219)
Balance as of March 31, 2023	36,257,493	$36	$363,915	$(491)	$(228,438)	$135,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,146)	$(14,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	219	231
Net accretion of discounts on marketable securities	(393)	(530)
Stock-based compensation	2,001	2,000
Non-cash operating lease expense	445	337
Loss on disposal of property and equipment	99	—
Impairment of assets held for sale	742	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(269)	308
Deposits and other assets	(102)	—
Accounts payable	(157)	666
Accrued expenses and other current liabilities	(3,764)	(2,919)
Operating lease liabilities	(993)	(345)
Deferred revenue	—	(5,313)
Other long-term liabilities	14	—
Net cash used in operating activities	(18,304)	(19,784)
Cash flows from investing activities:
Purchases of property and equipment	—	(152)
Proceeds from sale of property and equipment	60	—
Purchases of marketable securities	(62,298)	(41,726)
Proceeds from maturities of marketable securities	13,500	31,072
Net cash used in investing activities	(48,738)	(10,806)
Net decrease in cash, cash equivalents and restricted cash	(67,042)	(30,590)
Cash, cash equivalents and restricted cash, beginning of period	121,172	60,791
Cash, cash equivalents and restricted cash, end of period	$54,130	$30,201
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$52,852	$29,329
Restricted cash included in other assets	1,278	872
Cash, cash equivalents and restricted cash, end of period	$54,130	$30,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Basis of Presentation

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

The accompanying condensed consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position for the reported periods. The results of operations for any interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2023, which were included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024.

2. Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions reflected in these condensed consolidated financial statements include but are not limited to the accruals for research and development expenses and collaboration revenue.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. As of March 31, 2024, the Company has not experienced any credit related losses on its cash, cash equivalents or marketable securities.

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. The Company’s programs could be adversely affected if a third-party manufacturer is unable to successfully carry out their contractual obligations or meet expected deadlines. If a third-party manufacturer needs to be replaced, the Company may not be able to complete its program development on its anticipated timelines and may incur additional expenses as a result.

Restricted Cash

As of each of March 31, 2024 and December 31, 2023, the Company maintained restricted cash totaling $1.3 million, held in the form of a money market account as collateral for the Company’s facility lease obligations. This balance is included within deposits and other assets on the condensed consolidated balance sheets.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options. For periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their affect is anti-dilutive.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	8,696,192	7,646,307
Total	8,696,192	7,646,307

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements and disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$23,123	$23,123	$—	$—
Corporate debt securities	476	—	476	—
Marketable securities:
U.S. treasury securities	49,132	—	49,132	—
Corporate debt securities	55,365	—	55,365	—
Total assets	$128,096	$23,123	$104,973	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$53,613	$53,613	$—	$—
Marketable securities:
Corporate debt securities	55,571	—	55,571	—
Total assets	$109,184	$53,613	$55,571	$—

During the three months ended March 31, 2024 and 2023, there were no transfers into or out of Level 3.

4. Marketable Securities

The following tables summarize the Company's marketable securities (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$49,316	$—	$(184)	$49,132
Corporate debt securities	55,494	—	(129)	55,365
Total	$104,810	$—	$(313)	$104,497

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$55,624	$27	$(80)	$55,571
Total	$55,624	$27	$(80)	$55,571

In accordance with the Company's investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. As of March 31, 2024 and December 31, 2023, there were no allowances for credit losses recorded.

The Company classifies its investments in marketable securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. The following table summarizes the fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

March 31, 2024
Due in one year or less	$60,803
Due after one year through three years	43,694
Total	$104,497

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Employee compensation	$1,589	$3,311
Research and development expenses	2,263	3,964
Professional fees	919	1,221
Other	46	85
Total	$4,817	$8,581

6. Collaboration Agreement and Stock Purchase Agreement with Bristol-Myers Squibb

The Company has a 2019 collaboration agreement and associated stock purchase agreement (collectively the “Agreements”) with Celgene Corporation (acquired by Bristol-Myers Squibb), whereby the Company carried out initial research and development activities with the goal of identifying and developing drug candidates for certain cancer types. Bristol-Myers Squibb paid the Company a total of $95.0 million in aggregate upfront consideration related to the collaboration and stock purchase under the Agreements, of which $78.7 million was allocated to the collaboration. The Company was eligible to receive $50.0 million, in case of an exercise of an option with respect to IK-175, and $40.0 million, in case of an exercise of an option with respect to IK-412. Upon the exercise of the delivery of each license, the Company would have been eligible to receive up to $450 million in milestone payments, as well as a tiered royalty on worldwide sales from the high single to low teen digits.

On January 17, 2024, Bristol-Myers Squibb notified the Company of its decision not to opt-in on the IK-175 program. In addition, Bristol-Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, the Company has regained full global rights to the IK-175 and IK-412 programs. Deferred revenue related to the collaboration had been fully recognized prior to December 31, 2023, as all obligations under the Agreements had been completed. As of March 31, 2024, all activities under the collaboration agreement have been concluded and there are no further amounts to be paid by Bristol-Myers Squibb under such agreement.

7. Stock-Based Compensation

The Company has outstanding awards under its 2016 Stock Incentive Plan, as amended (the “2016 Plan”), but is no longer granting awards under this plan. The Company’s 2021 Stock Incentive Plan (the “2021 Plan” and, together with the 2016 Plan, the “Plans”) allows the Company to make equity-based and cash-based incentive awards to officers, employees, directors and consultants. The number of shares initially reserved under the 2021 Plan was 3,119,514 shares of the Company’s common stock. Additionally, shares of the Company’s common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2021 Plan. The 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2021 Plan on the first day of each fiscal year during the period beginning in fiscal year 2022. The annual increase in the number of shares shall be equal to 4% of the number of shares of common stock outstanding on the immediately preceding December 31; or such lesser number of shares as determined by the Administrator as provided in the 2021 Plan. On January 1, 2024, the number of shares of common stock available for issuance under the 2021 Plan increased by 1,930,324 shares as a result of the automatic increase provision of the 2021 Plan. As of March 31, 2024, 3,735,648 shares of common stock remain available for future issuance under the 2021 Plan.

The vesting periods for equity awards, which generally are four years, are determined by the Company’s board of directors. The contractual term for stock option awards is ten years.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$777	$1,072
General and administrative	961	928
Restructuring and other charges	263	—
Total	$2,001	$2,000

As of March 31, 2024, the total unrecognized stock-based compensation balance for outstanding awards was $8.5 million, which is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes stock option activity under the 2021 Plan for the three months ended March 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	7,088,261	$6.35	6.92	$94
Granted	1,834,533	1.41
Exercised	—	—
Cancelled or forfeited	(226,602)	9.09
Outstanding as of March 31, 2024	8,696,192	$5.23	7.51	$96
Vested or expected to vest as of March 31, 2024	8,696,192	$5.23	7.51	$96
Options exercisable as of March 31, 2024	4,471,341	$6.33	6.14	$31

No options were exercised during the three months ended March 31, 2024 and 2023.

The weighted-average grant date fair value of the stock options granted during the three months ended March 31, 2024 and 2023 was $1.08 per share and $1.96 per share, respectively. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and assumptions input into the model. The following table presents, on a weighted average basis, the assumptions used in the model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.17%	3.92%
Expected dividend yield	0%	0%
Expected option term (in years)	6.04	6.08
Expected stock price volatility	91.11%	86.45%

8. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 15 Lease Obligations, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s leases during the three months ended March 31, 2024.

In April 2024, the Company entered into sublease agreements for office and laboratory space in San Francisco, California (see Note 10).

License Agreements

UT Austin

The Company has an exclusive patent license agreement (the “UT Austin License”) entered into in 2015, to license certain technologies and intellectual property rights from the University of Texas at Austin (the “University”), an entity affiliated with a director of the Company at the time of the agreement. The UT Austin License shall remain in effect until the expiration or abandonment of the last to expire technologies and intellectual property rights. The Company shall pay License Maintenance fees annually of $40 thousand. Additionally, the Company shall make additional milestone payments to the University upon meeting certain development milestones in the aggregate of $4.7 million during the term of the UT Austin License. The Company will pay the University royalties as defined in the UT Austin License on any commercialized product sales related to the licensed technology in a percentage in the low single digits. The Company will also be responsible for reimbursing the University for certain patent-related costs incurred on its behalf. A Notice of Termination was sent by the Company in March 2024 and the UT Austin License will be terminated as of June 27, 2024, at which time all assets will be returned to the University and no further costs will be incurred by the Company in connection with the UT Austin License.

Arrys

The Company acquired in-process research and development in 2018 on an Arrys Therapeutics, Inc.’s (“Arrys”) immune-oncology candidate based on the intellectual property associated with Arrys’ AskAt License as part of the Company’s acquisition of Arrys. The AskAt License was intended to be used by the Company in its future development of therapeutic drug candidates for eventual clinical development and commercialization. The Company would have been obligated to make milestone payments to AskAt upon meeting certain development and sales milestones during the term of the AskAt License as well as royalties on any commercialized product sales related to the licensed technology. The AskAt Agreement was terminated as of March 20, 2024 and all assets were returned to AskAt. No further costs will be incurred by the Company in connection with the AskAt License.

Other Agreements

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of March 31, 2024 or royalties on future sales of specified products that have not yet occurred as of March 31, 2024.

Contingent Value Rights

In connection with the acquisition of Pionyr Immunotherapeutics, Inc. (“Pionyr”) on August 4, 2023, the Company issued one contractual contingent value right (“CVR”) to the former Pionyr stockholders for each share of Pionyr stock held at closing. The CVR entitles the holder to receive 50% of net proceeds, outside of royalties, for any potential monetization of Pionyr legacy programs within two years. The Company accounts for the CVRs as contingent liabilities. As of March 31, 2024 and December 31, 2023, the contingent consideration cannot be reasonably estimated, and the contingency was not resolved.

9. Restructuring and Other Charges

On January 17, 2024, the board of directors of the Company approved a plan to reduce the Company’s workforce by approximately 35% (the “Workforce Reduction”) and discontinue discovery efforts. The Workforce Reduction is designed to align the Company’s workforce with its strategy to focus on its clinical stage, targeted oncology programs, IK-930 and IK-595. In connection with the Workforce Reduction, the Company terminated approximately 20 employees. During the three months ended March 31, 2024, the Company recorded severance charges in connection with the Workforce Reduction, consisting of cash expenditures for employee separation costs of $1.6 million, most of which are expected to be paid by June 30, 2024, and non-cash charges of $0.3 million for the modification of certain equity awards. In March 2024, the Company committed to a plan to sell laboratory equipment related to its discovery efforts and therefore has classified the net amount of assets held for sale of $0.4 million in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2024. The assets held for sale are carried at the lower of the carrying amount or fair value, less costs to sell. The Company recorded an impairment charge of $0.7 million relating to the assets held for sale during the three months ended March 31, 2024.

The Workforce Reduction and discontinuation of discovery efforts are referred to as the “Restructuring” and were completed by March 31, 2024. The Company’s Restructuring and other charges and balance of its Restructuring liability, which was included in accrued employee compensation, consisted of the following for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024
	Employee
	Separation	Non-cash	Asset
	Payments	Compensation	Impairments	Total
Accrued balance at December 31, 2023	$—	$—	$—	$—
Expense	1,577	263	742	2,582
Payments	(929)	—	—	(929)
Adjustments	—	—	—	—
Non-cash	—	(263)	(742)	(1,005)
Accrued balance at March 31, 2024	$648	$—	$—	$648

10. Subsequent Event

In April 2024, the Company entered into three sublease agreements with third parties for the use of office and laboratory space in San Francisco, California that the Company assumed in connection with its acquisition of Pionyr. Total fixed payments to be received by the Company under the three sublease agreements amount to $2.5 million and will be received through April 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our most advanced targeted oncology product candidate, IK-930, is an oral, TEAD1-selective, small molecule inhibitor of the Hippo signaling pathway. The Hippo pathway is genetically altered in approximately 10% of human cancers and is widely accepted as a prevalent driver of cancer pathogenesis and a mediator of poor outcomes for patients. In our ongoing first-in-human Phase 1 clinical trial, we are focusing on indications that provide the potential to achieve rapid proof-of-concept, such as NF2 deficient mesothelioma and solid tumors with YAP1 or TAZ gene fusions, including epithelioid hemangioendothelioma (“EHE”). Approximately 40% of mesothelioma patients are genetically deficient for the tumor suppressor NF2, with approximately an additional 25-30% having partial NF2 alterations or protein loss, and 100% of EHE patients have oncogenic YAP1 or TAZ gene fusions. In October 2021, our Investigational New Drug Application (“IND”) for IK-930 was cleared by the United States Food and Drug Administration (“FDA”) and we subsequently initiated a first-in-human Phase 1 clinical trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of IK-930 as a monotherapy in patients with advanced solid tumors with or without gene alterations in the Hippo pathway. IK-930 received orphan drug designation from the FDA for the treatment of mesothelioma and EHE in March 2022 and December 2023, respectively. IK-930 was granted fast track designation from the FDA for the treatment of unresectable NF2-deficient mesothelioma in June 2022. In November 2023, we shared initial dose escalation safety data and initial anti-tumor activity data from EHE patients enrolled in the dose escalation monotherapy portion of the trial. In addition to the monotherapy approach, we plan to assess IK-930 in combination with other targeted therapies across several indications with multiple targeted therapies. Based on the role that the Hippo pathway plays in resistance to other targeted therapies, we believe that IK-930 may expand the patient populations that could benefit from therapies like epidermal growth factor (“EGFR”) inhibitors, KRAS inhibitors, and MEK inhibitors, among others. We have an established clinical collaboration with AstraZeneca for the evaluation of osimertinib in combination with IK-930 for patients with EGFR-mutant lung cancers as a cohort in the clinical program. Additional data from the monotherapy IK-930 clinical program is expected in the second half of 2024.

In addition to our work in the Hippo pathway, we have a development program targeting the RAS pathway, one of the most highly dysregulated pathways in cancer. The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. Our goal is to achieve deep and sustained responses through targeting the pathway on multiple levels and leveraging the biology of known resistance mechanisms in our therapeutic design. We nominated IK-595 as our development candidate in our RAS pathway program in November 2022. IK-595 is designed to robustly inhibit MEK-RAF by gluing MEK and the RAFs (A, B, and C) in an inactive complex, thus more completely inhibiting RAS signals than existing inhibitors. IK-595’s potential ability to complex CRAF, in particular, has been shown in preclinical models to prevent a well-recognized signaling bypass mechanism that cancer cells employ to drive therapeutic resistance to other MEK and RAF drugs in this class. In addition, trapping CRAF in an inactive complex has been shown in preclinical models to prevent the kinase independent anti-apoptotic function in RAS and RAF mutant cancers, a mechanism that cannot be addressed with first generation MEK inhibitors or pan-RAF inhibitors. We are developing IK-595 as an oral therapy, with a half-life designed to enable a pharmacokinetic profile that we believe can be potentially superior to other pathway inhibitors, with the goal of optimizing the therapeutic window for patients. We treated the first patient in the dose escalation Phase 1 study of IK-595 in December 2023.

To date, we have not had any products approved for sale and have not generated any revenue from product sales.

On January 17, 2024, our board of directors approved a plan to reduce our workforce by approximately 35% (the “Workforce Reduction”) and discontinue discovery efforts. The Workforce Reduction is designed to align our workforce with our strategy to focus on our clinical stage, targeted oncology programs, IK-930 and IK-595. In connection with the Workforce Reduction, we terminated approximately 20 employees. In March 2024, we committed to a plan to sell laboratory equipment related to our discovery efforts and have classified the amount as assets held for sale at their fair value less costs to sell. The Workforce Reduction and discontinuation of discovery efforts are referred to as the “Restructuring” and were completed by March 31, 2024.

Financial Operations

Since inception, we have incurred significant operating losses. Our net losses were $16.1 million for the three months ended March 31, 2024 and $68.2 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $298.5 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:

•
advance the development of our product candidate pipeline;
•
initiate and continue research and preclinical and clinical development of potential new product candidates;
•
maintain, expand and protect our intellectual property portfolio;
•
acquire or in-license additional product candidates and technologies;
•
maintain infrastructure and facilities to support the needs of our operations and research and development activities;
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
•
establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•
add operational, financial and management information systems and personnel to support our research and development programs, any future commercialization efforts, and our continued operations as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity instruments, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates.

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

Components of our Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue has been derived from our collaboration agreement with Celgene Corporation (acquired by Bristol-Myers Squibb) (the “Bristol-Myers Squibb Collaboration Agreement”).

Collaboration Agreement and Stock Purchase Agreement with Bristol-Myers Squibb

In January 2019, we entered into the Bristol-Myers Squibb Collaboration Agreement with Celgene Corporation (which was acquired by Bristol-Myers Squibb in November 2019), pursuant to which Bristol-Myers Squibb could elect in its sole discretion to exclusively license rights to develop and commercialize compounds (and products and diagnostic products containing such compounds) that modulate the activity of two collaboration targets, kynurenine and AHR, excluding AHR agonists for inverse agonists, known as IK-412 and IK-175, respectively. On a program-by-program basis, through the earlier of January 2024 or the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, Bristol-Myers Squibb had the exclusive option to exclusively license to develop, commercialize and manufacture the relevant product candidate worldwide. Concurrent with the execution of the Bristol-Myers Squibb Collaboration Agreement, we entered into a stock purchase agreement with Celgene Corporation (now Bristol-Myers Squibb) in November 2019 (the “Stock Purchase Agreement”), pursuant to which we issued Celgene Corporation 14,545,450 shares of Series A-1 preferred stock.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities. These efforts and costs include external research and development costs, personnel costs, consultants, supplies, license fees and facility-related expenses. We expense research and development costs as incurred. These expenses include:

•
employee-related expenses, including salaries, related benefits and stock-based compensation expense, for employees engaged in research and development functions;
•
expenses incurred under agreements with CROs, which are primarily engaged to support our clinical trials;
•
expenses incurred under agreements with CMOs, which are primarily engaged to provide drug substance and drug product for our preclinical research and development programs in support of clinical studies, nonclinical studies and other scientific development services;
•
the cost of acquiring and manufacturing nonclinical study materials, including manufacturing registration and validation batches;
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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of, or obtain regulatory approval for, any of our current or future product candidates. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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

We expect general and administrative expenses to remain relatively flat in 2024 as compared to 2023. In the long term, we expect that our general and administrative expenses will increase as our organization grows in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees for outside consultants, attorneys, and accountants, among other expenses. Additionally, we expect to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Restructuring and Other Charges

Restructuring and other charges consist primarily of costs incurred related to the Workforce Reduction approved in January 2024 and related impairment of assets held for sale.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Collaboration revenue	$—	$5,313	$(5,313)	(100)%
Operating expenses:
Research and development	9,645	15,552	(5,907)	(38)%
General and administrative	5,999	5,276	723	14%
Restructuring and other charges	2,582	—	2,582	100%
Total operating expenses	18,226	20,828	(2,602)	(12)%
Loss from operations	(18,226)	(15,515)	(2,711)	17%
Other income, net	2,107	1,296	811	63%
Loss before income taxes	(16,119)	(14,219)	(1,900)	13%
Income tax expense	(27)	—	(27)	100%
Net loss	$(16,146)	$(14,219)	$(1,927)	14%

Collaboration Revenue

Collaboration revenue is related to the Bristol-Myers Squibb Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The decrease in revenue during the three months ended March 31, 2024, as compared to the same period in the prior year, was due to completion of research activities under the collaboration in 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Direct research and development expenses by program:
IK-930	$2,458	$2,830	$(372)	(13)%
IK-595	1,664	1,865	(201)	(11)%
IK-175	412	1,269	(857)	(68)%
Discovery and other programs	(43)	2,101	(2,144)	(102)%
Unallocated expense:
Personnel related (including stock-based compensation)	3,572	5,603	(2,031)	(36)%
Facility related and other	1,582	1,884	(302)	(16)%
Total research and development expenses	$9,645	$15,552	$(5,907)	(38)%

Research and development expense decreased by $5.9 million from $15.6 million for the three months ended March 31, 2023 to $9.6 million for the three months ended March 31, 2024 primarily due to the prioritization of efforts on our clinical stage programs and timing of our clinical trials. Personnel related expenses decreased by $2.0 million primarily as a result of a decrease in headcount. Costs incurred in our discovery and other programs decreased from $2.1 million in the three months ended March 31, 2023 to $1.0 million in the three months ended March 31, 2024 due to a prioritization of advancing our clinical stage programs, which costs were fully offset by a refund of manufacturing costs and final net close-out credits from studies for Pionyr Immunotherapeutics, Inc. (“Pionyr”), which we acquired in 2023, resulting in a total net decrease in discovery and other programs of $2.1 million. Costs related to IK-175 decreased as we completed the clinical trial. Costs related to IK-930 decreased primarily due to timing of manufacturing activities. Costs related to IK-595 decreased due to a decrease in costs for IND-enabling studies as we progressed IK-595 into the clinic. These decreases were partially offset by increased clinical trial costs for IK-930 and IK-595 due to increased patient enrollment and clinical study startup for IK-595.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
General and administrative	$5,999	$5,276	$723	14%

The increase in general and administrative expense of $0.7 million was primarily attributable to increased facility costs associated with the Pionyr facility, along with increases in legal and recruiting costs, partially offset by a decrease in insurance costs.

Restructuring and Other Charges

Restructuring and other charges consist of costs relate to the Workforce Reduction and related impairment of assets held for sale. For the three months ended March 31, 2024, restructuring and other charges included employee separation costs of $1.6 million and non-cash charges for the modification of certain equity awards of $0.3 million. Restructuring and other charges also included an impairment of property and equipment held for sale of $0.7 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol-Myers Squibb Collaboration Agreement, from the sale of common stock in our initial public offering (“IPO”) and underwritten registered offering of common stock (“URO”), and most recently, through the acquisition of Pionyr. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $157.3 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(18,304)	$(19,784)
Net cash used in investing activities	(48,738)	(10,806)
Net decrease in cash and cash equivalents and restricted cash	$(67,042)	$(30,590)

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts, and related infrastructure.

During the three months ended March 31, 2024, operating activities used $18.3 million of cash, primarily resulting from our net loss of $16.1 million and net cash used by changes in our operating assets and liabilities of $5.3 million, partially offset by net non-cash charges of $3.1 million, which included an impairment for assets held for sale of $0.7 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2024, consisted primarily of a $3.9 million decrease in accounts payable and accrued expenses and a $1.0 million decrease in operating lease liabilities.

During the three months ended March 31, 2023, operating activities used $19.8 million of cash, primarily resulting from our net loss of $14.2 million and net cash used by changes in our operating assets and liabilities of $7.6 million, partially offset by net non-cash charges of $2.0 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2023, consisted primarily of a decrease of $5.3 million in deferred revenue and a $2.3 million net decrease in accounts payable and accrued expenses.

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $48.7 million, primarily due to purchases of marketable securities of $62.3 million, partially offset by the proceeds from maturities of marketable securities of $13.5 million.

During the three months ended March 31, 2023, net cash used in investing activities was $10.8 million, primarily due to purchases of marketable securities of $41.7 million, offset by the proceeds from maturities of marketable securities of $31.1 million.

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

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $157.3 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks, uncertainties and assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future operating and capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for other potential product candidates we may develop, if any;
•
the scope and cost to continue and execute our clinical trials for our ongoing clinical programs;
•
the cost of process development and technology transfer efforts to secure material for our clinical and preclinical use for our programs;
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
•
our headcount and associated costs, as we pursue our research and development activities; and
•
the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect our stockholders’ rights. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations

We have a non-cancelable operating lease agreement for our office, lab, and animal care facility space in our Boston, Massachusetts corporate headquarters. We expect the total future minimum lease payments from March 31, 2024 to lease expiration in May 2026 to be $4.0 million. Additionally, in connection with the acquisition of Pionyr, we acquired an operating lease agreement for office and lab space in San Francisco, California. The space had been vacant and in April 2024, we signed three agreements with third parties to sublease the space. We expect total future minimum lease payments from March 31, 2024 to lease expiration in April 2027 to be $6.8 million. We expect to receive fixed minimum payments of $2.5 million during this same period. Our total future minimum lease payments for each of the next five years and in total are included in Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We may incur potential contingent payments upon our achievement of clinical, regulatory, and commercial milestones, as applicable, or that we may be required to make royalty payments under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the SEC on March 12, 2024.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company

In April 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (“the Securities Act”), for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until (1) the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or (2) our annual revenues are $100.0 million or more during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In evaluating the Company and our business, careful consideration should be given the risks described below, as well as the other information in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and our stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Our net losses were $16.1 million for the three months ended March 31, 2024 and $68.2 million for the year ended December 31, 2023. We had an accumulated deficit of $298.5 million as of March 31, 2024. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing, and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

On May 17, 2023, we completed an underwritten registered offering (“URO”), of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share. On August 4, 2023, we acquired Pionyr in accordance with the terms of the Agreement and Plan of Merger, dated August 4, 2023 (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of the acquisition, we acquired all of Pionyr’s assets, including approximately $48.0 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the our common stock (including 153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock, also at the purchase price of $7.15 per share, each share of which was subsequently converted into one (1) share of the our common stock at a special shareholders meeting October 11, 2023. As a result of the Workforce Reduction that we implemented in the first quarter of 2024 and the associated anticipated reduction in our operating expenses, we expect that our cash, cash equivalents and marketable securities are sufficient to fund our operations into the second half of 2026. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances. and licensing arrangements. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect our stockholders’ rights. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling, or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results, and prospects.

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

Furthermore, based on our public float as of the date of the filing of this Quarterly Report on Form 10-Q, and for so long as our public float is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float pursuant to Instruction I.B.6. to Form S-3, which is referred to as the “baby shelf” rule.

We have recently undertaken internal restructuring activities, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.

In light of recent macroeconomic conditions, we have made, and will continue to make, judgments as to whether we should further reduce or otherwise change our workforce. For example, in the first quarter of 2024, we implemented a plan to reduce our workforce by approximately 35%, to align our workforce with our strategy to focus on our clinical stage, targeted oncology programs, IK-930 and IK-595. We expect that the Workforce Reduction will result in a reduction of our operating expenses and, based on our current operating plans, extend our cash runway into the second half of 2026. The Workforce Reduction, and any other future reductions, and the attrition that may occur following them, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructurings, and other additional measures we might take to reduce costs, could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans, or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results, and financial condition. We may not complete current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies, or other benefits of such activities.

Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates

We may not be able to successfully complete clinical trials for our targeted oncology programs or our current product candidates.

To date, we have limited experience with completing clinical trials. We have not yet demonstrated our ability to successfully complete later-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Before commencing certain clinical trials, we may finalize the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but not limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a New Drug Application (“NDA”) to the FDA, marketing authorization application (“MAA”), to the European Medicines Agency (“EMA”), or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical studies or clinical trials, approval may be delayed, if obtained at all. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in regulatory approval policies during the development period, changes in or enactment of additional statutes or regulations, or changes in regulatory review policies for each submitted NDA, Premarket Approval Application, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Such global outbreaks of infectious diseases could materially and adversely impact our operations, including, without limitation, our nonclinical studies or clinical trial operations and our ability to recruit and retain patients and principal investigators and site staff. For example, we may experience delays in initiating IND-enabling studies, enrolling our clinical trials, or dosing of patients in our clinical trials, and activating new trial sites, as well as protocol deviations. Any negative impact a public health crisis has on patient enrollment or treatment or the execution of our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

We have received orphan drug designation from the FDA for IK-930 for the treatment of mesothelioma and for the treatment of EHE. Generally, if a product with an orphan designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in EU. The EU market exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Proposed amendments to EU regulations regarding orphan medicines are under consideration that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines. Even if we obtain orphan drug exclusivity for any product candidates in addition to IK-930, that exclusivity may not effectively protect IK-930 or our other product candidate from competition because different products can be approved for the same condition.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS as well as through local state Medicaid programs could have a significant impact on our business. For more information, please see Item 1 “Business – Governmental Regulation – Current & Future Healthcare Reform Legislation” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Although we do not currently have any products on the market, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business once we begin commercializing our product candidates. Healthcare entities, physicians and other providers, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see Item 1 “ Business – Government Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

We conduct clinical trials in the UK and continue to enroll subjects in our ongoing or future clinical trials, and therefore will be subject to additional privacy restrictions. Most notably, in the EEA and the UK, the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, is subject to the EU GDPR (with regards to the EEA) and the UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements in force within the EEA Member States and the UK (including the UK Data Protection Act 2018). “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR are wide-ranging in scope and impose numerous requirements on companies that process personal data, including requirements relating to ensuring an appropriate legal basis or condition applies to the processing of personal data, the processing of sensitive data (such as health data), obtaining consent (if required) of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments and taking certain measures when engaging third-party processors. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million for the UK), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA and UK not deemed adequate for the transfer of such personal data by competent data protection authorities (“third countries”), including the United States in certain circumstances, unless a derogation exists or we incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses or the UK International Data Transfer Addendum (“IDTA”)) into our agreements with third parties to govern such transfers of personal data and carry out transfer impact assessments. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”), which entered into force on July 11, 2023. The international transfer obligations under the EEA and UK data protection regimes will require effort and cost and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

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

We and our third-party providers may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

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

Additionally, the CCPA marks the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar comprehensive privacy laws have been passed in numerous other states. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. In addition to these comprehensive consumer privacy laws, a small number of states have also enacted laws focused on particular aspects of privacy. For example, the state of Washington has enacted a law, which went into effect on March 31, 2024, that regulates the privacy of medical and health related information not subject to HIPAA, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. A small number of states have also passed laws that regulate biometric information.

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

Issues in the development and use of artificial intelligence (“AI”), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems.

If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

We have successfully integrated our past acquisitions of Arrys, Amplify Medicines, Inc. and Pionyr, however, if we are unsuccessful in integrating any future acquisitions, it could impede us from realizing all of the benefits of those acquisitions and could weaken our business operations or future prospectus. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties of integrating an acquisition include, among other things:

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

As of May 1, 2024 we had 34 full-time employees. As we advance our development programs in the future, we will be required to increase the number of our employees and the scope of our operations, particularly as we function as a public company and grow in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Our Common Stock

The dual class structure of our common stock may limit our stockholders’ ability to influence corporate matters and may limit visibility with respect to certain transactions.

The dual class structure of our common stock may limit our stockholders’ ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation that entities affiliated with or managed by certain of our stockholders will hold an aggregate of 5,586,311 shares of our non-voting common stock, out of a total of 6,215,466 shares of our non-voting common stock issued and outstanding. Upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 9.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock. Consequently, the holders of our non-voting common stock who have exercised their option to make this conversion, will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit our stockholders’ ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

We have commenced an at-the-market (“ATM”) offering program to raise capital. Increased volatility and decreases in market prices of equity securities generally and of our common shares in particular may have an adverse impact on our willingness and/or ability to continue to sell our common shares through our ATM Program. Decreases in these sales would/could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common shares.

In April 2022, we commenced the ATM Program to raise capital. Under the ATM Program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $100.0 million, through one or more ATM offerings. Given the decrease in the market price of our common shares and volatility in the capital markets, we may not be willing or able to continue to raise equity capital through the ATM Program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

Alternative financing arrangements, if we pursue any, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock, or other securities. These securities could be issued at or below the then prevailing market price for our common shares. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest, and any premium or make-whole has been paid. In addition, if we borrow funds and/or issue debt securities through a subsidiary, the lenders and/or holders of those debt securities would have a right to payment that would be effectively senior to our equity ownership in the subsidiary, which would adversely affect the rights of holders of both our equity securities and our debt and debt securities.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, currently in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. More recently, however, there have been proposals to retroactively reinstate deductibility under Section 174 of the Code. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our fourth amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing or cause us to take other corporate actions that they desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets. Please see “Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates. Pandemics, epidemics or any outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. Potential instability throughout the banking industry and their potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, the start of the military conflict between Russia and Ukraine, and evolving events in Israel and Gaza. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our other filings with the SEC.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

We will continue to incur costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended March 31, 2024.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on August 7, 2023).

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

4.2

Fourth Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 18, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253919) filed with the SEC on March 5, 2021).

4.3

Form of Senior Indenture between Registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264517) filed with the SEC on April 27, 2022).

4.4

Form of Subordinated Indenture between Registrant and one or more trustees to be named, (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264517) filed with the SEC on April 27, 2022).

10.1#†

Consulting Agreement, dated February 20, 2024, by and between Sergio Santillana and Ikena Oncology, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on February 21, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibits 101).

* Filed herewith.

+ The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

# Indicates a management contract or compensatory plan.

† Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(a)(6).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKENA ONCOLOGY, INC.

Date: May 13, 2024	By:	/s/ Mark Manfredi
Mark Manfredi, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Jotin Marango
Jotin Marango M.D., Ph.D.
Chief Financial Officer and Head of Corporate Development (Principal Financial Officer and Principal Accounting Officer)