Form 10-Q
period 2024-06-30
Ikena Oncology, Inc.
filed 2024-08-08
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 48,258,111 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the timing, progress, results, and cost of our current research and development programs and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
our ability to identify, implement and realize the anticipated benefits from any strategic transaction;
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
•
our ability to attract and retain key scientific or management personnel as necessary;
•
the impact of laws and regulations;
•
our use of proceeds from our offerings;

•
the effects of our workforce reductions, including costs related thereto and our ability to retain key personnel;
•
our ability to obtain and negotiate favorable terms of any collaboration, licensing or other arrangement that may be necessary or desirable to develop our product candidates;
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

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We may not be successful in identifying and implementing any strategic transaction, and any strategic transactions that we may consummate in the future could have negative consequences.
•
Even if we successfully consummate any transaction from our strategic review process, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.
•
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
•
If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.
•
We are a targeted oncology company with a limited operating history.
•
We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
•
We have no products approved for commercial sale and have not generated any revenue from product sales.
•
We may require additional capital to finance our operations, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our product development or commercialization efforts.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•
We may not be able to successfully complete clinical trials for our ongoing targeted oncology program or our current product candidate.
•
Our ongoing program is focused on the development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.
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

The material and other risks summarized above should be read together with the text of the full risk factors in the “Risk Factors” section and with the other information set forth in this Quarterly Report, including our consolidated financial statements and the related notes, as well as with other documents that we file with the United States Securities and Exchange Commission. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full in the “Risk Factors” section, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

v

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$44,268	$119,894
Marketable securities	101,151	55,571
Prepaid expenses and other current assets	3,902	3,197
Total current assets	149,321	178,662
Property and equipment, net	772	2,335
Right-of-use asset	4,779	5,686
Deposits and other assets	2,613	5,409
Total assets	$157,485	$192,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,408	$2,066
Accrued expenses and other current liabilities	3,093	8,581
Operating lease liability	3,695	3,558
Total current liabilities	8,196	14,205
Long-term portion of operating lease liability	5,397	7,180
Other long-term liabilities	1,033	950
Total liabilities	14,626	22,335
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; No shares issued and outstanding at June 30, 2024 or December 31, 2023	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized and 48,258,111 shares issued and outstanding at June 30, 2024 and December 31, 2023	48	48
Additional paid-in capital	455,422	452,142
Accumulated other comprehensive loss	(350)	(48)
Accumulated deficit	(312,261)	(282,385)
Total stockholders’ equity	142,859	169,757
Total liabilities and stockholders’ equity	$157,485	$192,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$2,004	$—	$7,316
Operating expenses:
Research and development	9,832	15,172	19,477	30,723
General and administrative	5,308	5,322	11,307	10,598
Restructuring and other charges	683	—	3,265	—
Total operating expenses	15,823	20,494	34,049	41,321
Loss from operations	(15,823)	(18,490)	(34,049)	(34,005)
Other income (expense):
Investment income	1,920	1,381	4,034	2,677
Other income (expense)	235	(6)	228	(6)
Total other income, net	2,155	1,375	4,262	2,671
Loss before income taxes	(13,668)	(17,115)	(29,787)	(31,334)
Income tax expense	(62)	—	(89)	—
Net loss	$(13,730)	$(17,115)	$(29,876)	$(31,334)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(37)	35	(302)	307
Total comprehensive loss	$(13,767)	$(17,080)	$(30,178)	$(31,027)

Net loss per share:
Net loss per share, basic and diluted	$(0.28)	$(0.44)	$(0.62)	$(0.83)
Weighted-average common shares outstanding, basic and diluted	48,258,111	39,292,710	48,258,111	37,783,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	48,258,111	$48	$452,142	$(48)	$(282,385)	$169,757
Stock-based compensation	—	—	2,001	—	—	2,001
Other comprehensive loss	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	(16,146)	(16,146)
Balance as of March 31, 2024	48,258,111	48	454,143	(313)	(298,531)	155,347
Stock-based compensation	—	—	1,279	—	—	1,279
Other comprehensive loss	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(13,730)	(13,730)
Balance as of June 30, 2024	48,258,111	$48	$455,422	$(350)	$(312,261)	$142,859

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	36,257,493	$36	$361,915	$(763)	$(214,219)	$146,969
Stock-based compensation	—	—	2,000	—	—	2,000
Other comprehensive income	—	—	—	272	—	272
Net loss	—	—	—	—	(14,219)	(14,219)
Balance as of March 31, 2023	36,257,493	36	363,915	(491)	(228,438)	135,022
Issuance of common stock for underwritten registered offering, net of offering costs of $2,605	6,110,000	6	37,415	—	—	37,421
Repurchase of common stock	(97,500)	—	(663)	—	—	(663)
Stock-based compensation	—	—	1,879	—	—	1,879
Exercise of stock options	29,485	—	121	—	—	121
Other comprehensive income	—	—	—	35	—	35
Net loss	—	—	—	—	(17,115)	(17,115)
Balance as of June 30, 2023	42,299,478	$42	$402,667	$(456)	$(245,553)	$156,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,876)	$(31,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	311	473
Net accretion of discounts on marketable securities	(817)	(1,132)
Stock-based compensation	3,280	3,879
Non-cash operating lease expense	907	681
Loss on disposal of property and equipment	99	5
Impairment of assets held for sale	742	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(539)	339
Deposits and other assets	2,796	(489)
Accounts payable	(658)	(321)
Accrued expenses and other current liabilities	(5,488)	(2,011)
Operating lease liabilities	(1,646)	(701)
Deferred revenue	—	(7,316)
Other long-term liabilities	83	—
Net cash used in operating activities	(30,806)	(37,927)
Cash flows from investing activities:
Purchases of property and equipment	—	(152)
Proceeds from sale of property and equipment	245	4
Purchases of marketable securities	(72,265)	(47,050)
Proceeds from maturities of marketable securities	27,200	59,072
Net cash provided by (used in) investing activities	(44,820)	11,874
Cash flows from financing activities:
Proceeds from issuance of common stock for underwritten registered offering, net of offering costs	—	37,544
Repurchase of common stock	—	(663)
Proceeds from exercise of stock options	—	121
Net cash provided by financing activities	—	37,002
Net increase (decrease) in cash, cash equivalents and restricted cash	(75,626)	10,949
Cash, cash equivalents and restricted cash, beginning of period	121,172	60,791
Cash, cash equivalents and restricted cash, end of period	$45,546	$71,740
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$44,268	$70,868
Restricted cash included in other assets	1,278	872
Cash, cash equivalents and restricted cash, end of period	$45,546	$71,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Basis of Presentation

Ikena Oncology, Inc. (the “Company”) is a clinical stage targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance. The Company’s approach has been to target both cancer-driving targets and mechanisms of resistance to other therapies.

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

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. As of June 30, 2024, the Company has not experienced any credit related losses on its cash, cash equivalents or marketable securities.

The Company is dependent on third-party manufacturers to supply products for its research and development activities. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to the Company’s programs. These programs could be adversely affected if a third-party manufacturer is unable to successfully carry out their contractual obligations or meet expected deadlines. If a third-party manufacturer needs to be replaced, the Company may not be able to complete its program development on its anticipated timelines and may incur additional expenses as a result.

Restricted Cash

As of each of June 30, 2024 and December 31, 2023, the Company maintained restricted cash totaling $1.3 million, held in the form of a money market account as collateral for the Company’s facility lease obligations. This balance is included within deposits and other assets on the condensed consolidated balance sheets.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Options to purchase common stock	8,253,917	7,558,670
Total	8,253,917	7,558,670

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$28,605	$28,605	$—	$—
Marketable securities:
U.S. treasury securities	44,370	—	44,370	—
Corporate debt securities	56,781	—	56,781	—
Total assets	$129,756	$28,605	$101,151	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$53,613	$53,613	$—	$—
Marketable securities:
Corporate debt securities	55,571	—	55,571	—
Total assets	$109,184	$53,613	$55,571	$—

During the three and six months ended June 30, 2024 and 2023, there were no transfers into or out of Level 3.

4. Marketable Securities

The following tables summarize the Company's marketable securities (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$44,556	$—	$(186)	$44,370
Corporate debt securities	56,945	1	(165)	56,781
Total	$101,501	$1	$(351)	$101,151

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$55,624	$27	$(80)	$55,571
Total	$55,624	$27	$(80)	$55,571

In accordance with the Company's investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. As of June 30, 2024 and December 31, 2023, there were no allowances for credit losses recorded.

The Company classifies its investments in marketable securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. The following table summarizes the fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

June 30, 2024
Due in one year or less	$72,852
Due after one year through three years	28,299
Total	$101,151

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Employee compensation	$1,398	$3,311
Research and development expenses	843	3,964
Professional fees	783	1,221
Other	69	85
Total	$3,093	$8,581

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

On January 17, 2024, Bristol-Myers Squibb notified the Company of its decision not to opt-in on the IK-175 program. In addition, Bristol-Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, the Company has regained full global rights to the IK-175 and IK-412 programs. Deferred revenue related to the collaboration had been fully recognized prior to December 31, 2023, as all obligations under the Agreements had been completed. As of June 30, 2024, all activities under the collaboration agreement have been concluded and there are no further amounts to be paid by Bristol-Myers Squibb under such agreement.

7. Stock-Based Compensation

The Company has outstanding awards under its 2016 Stock Incentive Plan, as amended (the “2016 Plan”), but is no longer granting awards under this plan. The Company’s 2021 Stock Incentive Plan (the “2021 Plan” and, together with the 2016 Plan, the “Plans”) allows the Company to make equity-based and cash-based incentive awards to officers, employees, directors and consultants. The number of shares initially reserved under the 2021 Plan was 3,119,514 shares of the Company’s common stock. Additionally, shares of the Company’s common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2021 Plan. The 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2021 Plan on the first day of each fiscal year during the period beginning in fiscal year 2022. The annual increase in the number of shares shall be equal to 4% of the number of shares of common stock outstanding on the immediately preceding December 31; or such lesser number of shares as determined by the Administrator as provided in the 2021 Plan. On January 1, 2024, the number of shares of common stock available for issuance under the 2021 Plan increased by 1,930,324 shares as a result of the automatic increase provision of the 2021 Plan. As of June 30, 2024, 4,177,923 shares of common stock remain available for future issuance under the 2021 Plan.

The vesting periods for equity awards, which generally are four years, are determined by the Company’s board of directors. The contractual term for stock option awards is ten years.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$400	$984	$1,177	$2,056
General and administrative	879	895	1,840	1,823
Restructuring and other charges	—	—	263	—
Total	$1,279	$1,879	$3,280	$3,879

As of June 30, 2024, the total unrecognized stock-based compensation balance for outstanding awards was $7.1 million, which is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	7,088,261	$6.35	6.92	$94
Granted	1,977,173	1.43
Exercised	—	—
Cancelled or forfeited	(811,517)	6.03
Outstanding as of June 30, 2024	8,253,917	$5.20	7.13	$476
Vested or expected to vest as of June 30, 2024	8,253,917	$5.20	7.13	$476
Options exercisable as of June 30, 2024	4,654,637	$6.41	5.80	$58

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No options were exercised during the six months ended June 30, 2024. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 was $0.1 million.

The weighted-average grant date fair value of the stock options granted during the six months ended June 30, 2024 and 2023 was $1.10 per share and $2.23 per share, respectively. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and assumptions input into the model. The following table presents, on a weighted average basis, the assumptions used in the model to determine the grant-date fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.43%	3.89%	4.19%	3.91%
Expected dividend yield	0%	0%	0%	0%
Expected option term (in years)	5.58	5.71	6.01	6.03
Expected stock price volatility	94.04%	87.23%	91.32%	86.55%

8. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 15 Lease Obligations, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s leases during the three and six months ended June 30, 2024.

In April 2024, the Company entered into three sublease agreements with third parties for the use of office and laboratory space in San Francisco, California that the Company assumed in connection with its acquisition of Pionyr Immunotherapeutics, Inc. (“Pionyr”). Total fixed payments to be received by the Company through April 2027 under the three sublease agreements amount to $2.5 million. For the three and six months ended June 30, 2024, the Company recorded other income of $0.2 million related to its subleases.

License Agreements

UT Austin

The Company had an exclusive patent license agreement (the “UT Austin License”) entered into in 2015, to license certain technologies and intellectual property rights from the University of Texas at Austin (the “University”), an entity affiliated with a director of the Company at the time of the agreement. The Company was required to pay License Maintenance fees annually of $40 thousand. Additionally, the Company would have been required to make additional milestone payments to the University upon meeting certain development milestones in the aggregate of $4.7 million during the term of the UT Austin License, and to pay the University royalties as defined in the UT Austin License on any commercialized product sales related to the licensed technology in a percentage in the low single digits. The Company was also responsible for reimbursing the University for certain patent-related costs incurred on its behalf. A Notice of Termination was sent by the Company in March 2024 and the UT Austin License was terminated as of June 27, 2024, at which time all assets were returned to the University and no further costs will be incurred by the Company in connection with the UT Austin License.

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

Other Agreements

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of June 30, 2024 or royalties on future sales of specified products that have not yet occurred as of June 30, 2024.

Contingent Value Rights

In connection with the acquisition of Pionyr on August 4, 2023, the Company issued one contractual contingent value right (“CVR”) to the former Pionyr stockholders for each share of Pionyr stock held at closing. The CVR entitles the holder to receive 50% of net proceeds, outside of royalties, for any potential monetization of Pionyr legacy programs within two years. The Company accounts for the CVRs as contingent liabilities. As of June 30, 2024 and December 31, 2023, the contingent consideration cannot be reasonably estimated, and the contingency was not resolved.

9. Restructuring and Other Charges

On January 17, 2024, the board of directors of the Company approved a plan to reduce the Company’s workforce by approximately 35% and discontinue discovery efforts. The workforce reduction was designed to align the Company’s workforce with its strategy to focus on its clinical stage, targeted oncology programs, IK-930 and IK-595. The workforce reduction and discontinuation of discovery efforts are referred to as the “January Restructuring” and were completed by March 31, 2024. In connection with the workforce reduction, the Company terminated approximately 20 employees. During the three months ended March 31, 2024, the Company recorded severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of $1.6 million, which were paid by June 30, 2024, and non-cash charges of $0.3 million for the modification of certain equity awards. In March 2024, the Company committed to a plan to sell laboratory equipment related to its discovery efforts and therefore classified the net amount of assets held for sale of $0.4 million in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2024. The assets held for sale were carried at the lower of the carrying amount or fair value, less costs to sell, and were sold in the three months ended June 30, 2024.

On May 23, 2024, the board of directors of the Company approved a plan to discontinue the clinical development of IK-930, continue clinical development of IK-595 and reduce its current workforce by approximately 53% (the “May Restructuring” and together with the January Restructuring, the “Restructurings”). The board of directors also approved a process to explore, review and evaluate a range of potential strategic options for the Company. The May Restructuring will result in the termination of approximately 18 employees and is expected to be completed by September 30, 2024.

In June 2024, the board of directors of the Company approved up to $1.3 million of retention payments to employees, subject to remaining actively employed with the Company through specified dates. The retention payments will be expensed as services are performed.

During the three and six months ended June 30, 2024, the Company recorded severance expense in connection with the May Restructuring, of $0.7 million, most of which are expected to be paid by December 31, 2024. The Company’s Restructuring and other charges and balance of its Restructuring liability, which was included in accrued employee compensation, consisted of the following for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024
	Employee
	Related	Non-cash	Asset
	Payments	Compensation	Impairments	Total
Accrued balance at March 31, 2024	$648	$—	$—	$648
Expense	683	—	—	683
Payments	(993)	—	—	(993)
Accrued balance at June 30, 2024	$338	$—	$—	$338

	Six Months Ended June 30, 2024
	Employee
	Related	Non-cash	Asset
	Payments	Compensation	Impairments	Total
Accrued balance at December 31, 2023	$—	$—	$—	$—
Expense	2,260	263	742	3,265
Payments	(1,922)	—	—	(1,922)
Non-cash	—	(263)	(742)	(1,005)
Accrued balance at June 30, 2024	$338	$—	$—	$338

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

Overview

We are a clinical stage, targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance. Our approach has been to target both cancer-driving targets and mechanisms of resistance to other therapies. Our program in the RAS pathway, IK-595, is a molecular glue designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. Since we commenced operations in 2016, we have advanced multiple product candidates into clinical development.

On January 17, 2024, our board of directors approved a plan to reduce our workforce by approximately 35% and discontinue discovery efforts. The workforce reduction was designed to align our workforce with our strategy to focus on our clinical stage, targeted oncology programs, IK-930 and IK-595. In connection with the workforce reduction, we terminated approximately 20 employees. We also sold laboratory equipment related to our discovery efforts. The workforce reduction and discontinuation of discovery efforts are referred to as the “January Restructuring” and were completed by March 31, 2024.

On May 28, 2024, we announced our intention to explore, review and evaluate strategic options. Based on a review of clinical data to date, available resources, and our strategic priorities, we discontinued development of IK-930, a selective inhibitor of the transcriptional enhanced associate domain 1, small molecule inhibitor of the Hippo signaling pathway. We are seeking strategic options for the program, including potential partners for development of IK-930 in combination with other targeted agents. Our board of directors also approved a workforce reduction of approximately 53% (the “May Restructuring” and together with the January Restructuring, the “Restructurings”). The May Restructuring will result in the termination of approximately 18 employees and is expected to be completed by September 30, 2024.

In June 2024, our board of directors approved up to $1.3 million of retention payments to employees, subject to remaining actively employed with us.

Despite devoting significant efforts to identify and evaluate potential strategic options, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any cash distributions to our stockholders.

In parallel, we are continuing clinical development of IK-595, our dual MEK-RAF inhibitor. The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. Our goal is to achieve deep and sustained responses through targeting the pathway on multiple levels and leveraging the biology of known resistance mechanisms in our therapeutic design. We nominated IK-595 as our development candidate in our RAS pathway program in November 2022. IK-595 is designed to robustly inhibit MEK-RAF by gluing MEK and the RAFs (A, B, and C) in an inactive complex, thus more completely inhibiting RAS signals than existing inhibitors. IK-595’s potential ability to complex CRAF, in particular, has been shown in preclinical models to prevent a well-recognized signaling bypass mechanism that cancer cells employ to drive therapeutic resistance to other MEK and RAF drugs in this class. In addition, trapping CRAF in an inactive complex has been shown in preclinical models to prevent the kinase independent anti-apoptotic function in RAS and RAF mutant cancers, a mechanism that cannot be addressed with first generation MEK inhibitors or pan-RAF inhibitors. We are developing IK-595 as an oral therapy, with a half-life designed to enable a pharmacokinetic profile that we believe can be potentially superior to other pathway inhibitors, with the goal of optimizing the therapeutic window for patients. We treated the first patient in the dose escalation Phase 1 study of IK-595 in December 2023. In May 2024, we reported the observation of promising early pharmacokinetics and pharmacodynamics activity, with dose dependent exposure and target modulation measured in the blood.

To date, we have not had any products approved for sale and have not generated any revenue from product sales. As of the date of this Quarterly Report on Form 10-Q, concurrent with the ongoing development of IK-595, we are actively exploring strategic options for the Company and our development pipeline.

Financial Operations

Since inception, we have incurred significant operating losses. Our net losses were $29.9 million for the six months ended June 30, 2024 and $68.2 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of $312.3 million. We expect to continue to incur expenses and operating losses as we:

•
advance the development of our product candidate pipeline;
•
initiate and continue research and clinical development of product candidates;
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
•
require the manufacture of larger quantities of our product candidate for clinical development and potential commercialization;
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

As a result, we may need additional funding to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity instruments, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses would increase substantially in connection with clinical development activities in the future as we progress our product candidates. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of, or obtain regulatory approval for, any of our current or future product candidates.

This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•
our ability to attract and retain key research and development personnel as necessary;
•
our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize product candidates;
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

Restructuring and Other Charges

Restructuring and other charges consist of costs incurred related to the Restructurings including employee-related costs and impairment of assets held for sale.

Results of Operations

The following tables summarize our results of operations (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Collaboration revenue	$—	$2,004	$(2,004)	(100)%
Operating expenses:
Research and development	9,832	15,172	(5,340)	(35)%
General and administrative	5,308	5,322	(14)	(0)%
Restructuring and other charges	683	—	683	100%
Total operating expenses	15,823	20,494	(4,671)	(23)%
Loss from operations	(15,823)	(18,490)	2,667	(14)%
Other income, net	2,155	1,375	780	57%
Loss before income taxes	(13,668)	(17,115)	3,447	(20)%
Income tax expense	(62)	—	(62)	100%
Net loss	$(13,730)	$(17,115)	$3,385	(20)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Collaboration revenue	$—	$7,316	$(7,316)	(100)%
Operating expenses:
Research and development	19,477	30,723	(11,246)	(37)%
General and administrative	11,307	10,598	709	7%
Restructuring and other charges	3,265	—	3,265	100%
Total operating expenses	34,049	41,321	(7,272)	(18)%
Loss from operations	(34,049)	(34,005)	(44)	0%
Other income, net	4,262	2,671	1,591	60%
Loss before income taxes	(29,787)	(31,334)	1,547	(5)%
Income tax expense	(89)	—	(89)	100%
Net loss	$(29,876)	$(31,334)	$1,458	(5)%

Collaboration Revenue

Collaboration revenue was related to the Bristol-Myers Squibb Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The decrease in revenue during each of the three and six months ended June 30, 2024, as compared to the same periods in the prior year, was due to completion of research activities under the collaboration in 2023.

Research and Development Expenses

The following tables summarize our research and development expenses (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Direct research and development expenses by program:
IK-930	$3,846	$3,899	$(53)	(1)%
IK-595	2,318	2,037	281	14%
IK-175	86	627	(541)	(86)%
Discovery and other programs	802	2,031	(1,229)	(61)%
Unallocated expense:
Personnel related (including stock-based compensation)	2,150	4,920	(2,770)	(56)%
Other research and development costs	630	1,658	(1,028)	(62)%
Total research and development expenses	$9,832	$15,172	$(5,340)	(35)%

Research and development expense decreased by $5.3 million from $15.2 million for the three months ended June 30, 2023 to $9.8 million for the three months ended June 30, 2024 primarily due to the prioritization of our clinical stage programs and the discontinuation of our discovery efforts. Personnel related expenses decreased by $2.8 million primarily due to reductions in our headcount. Other research and development costs decreased by $1.0 million primarily due to the discontinuation of early discovery efforts. Costs incurred in our discovery and other programs decreased by $1.2 million due to the prioritization of advancing our clinical stage programs, partially offset by stability costs incurred during the three months ended June 30, 2024 related to our acquisition of Pionyr Immunotherapeutics, Inc. (“Pionyr”) in August 2023. Costs related to IK-175 decreased as we completed the clinical trial. Costs related to IK-595 increased primarily due to increased clinical costs, partially offset by a decrease in costs for IND-enabling studies and manufacturing costs as we advanced IK-595 into the clinic.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Direct research and development expenses by program:
IK-930	$6,304	$6,728	$(424)	(6)%
IK-595	3,982	3,902	80	2%
IK-175	498	1,896	(1,398)	(74)%
Discovery and other programs	759	4,132	(3,373)	(82)%
Unallocated expense:
Personnel related (including stock-based compensation)	5,722	10,523	(4,801)	(46)%
Other research and development costs	2,212	3,542	(1,330)	(38)%
Total research and development expenses	$19,477	$30,723	$(11,246)	(37)%

Research and development expense decreased by $11.2 million from $30.7 million for the six months ended June 30, 2023 to $19.5 million for the six months ended June 30, 2024 primarily due to the prioritization of our clinical stage programs and the discontinuation of our discovery efforts. Personnel related expenses decreased by $4.8 million primarily due to reductions in our headcount. Other research and development costs decreased by $1.3 million due to the discontinuation of early discovery efforts. Costs incurred in our discovery and other programs decreased by $3.4 million primarily due to the prioritization of our clinical stage programs and a refund of manufacturing costs and close-out credits from the final close-out of the Pionyr clinical studies, partially offset by Pionyr stability costs. Costs related to IK-175 decreased as we completed the clinical trial. Costs related to IK-930 decreased primarily due to timing of manufacturing activities, partially offset by increased clinical trial costs due to increased patient enrollment. Costs related to IK-595 increased slightly due to an increase in clinical costs being mostly offset by a decrease in manufacturing and preclinical costs as we advanced IK-595 into the clinic.

General and Administrative Expenses

The following tables summarize our general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
General and administrative	$5,308	$5,322	$(14)	0%

The slight decrease in general and administrative expense from the three months ended June 30, 2023 to the three months ended June 30, 2024 was primarily attributable to a decrease in personnel related costs due to reductions to our headcount and decreases in insurance and recruiting costs being mostly offset by increased facility and legal costs associated with Pionyr.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
General and administrative	$11,307	$10,598	$709	7%

The increase in general and administrative expense from the six months ended June 30, 2023 to the six months ended June 30, 2024 of $0.7 million was primarily attributable to increased costs associated with the Pionyr facility, partially offset by a decrease in personnel related costs due to reductions in our headcount and a decrease in insurance costs.

Restructuring and Other Charges

For the three months ended June 30, 2024, restructuring and other charges primarily included employee separation charges of $0.7 million related to the May Restructuring.

For the six months ended June 30, 2024, restructuring and other charges primarily included employee separation costs of $2.3 million and non-cash charges for the modification of certain equity awards of $0.3 million related to the Restructurings. Restructuring and other charges also included an impairment of property and equipment held for sale of $0.7 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol-Myers Squibb Collaboration Agreement, from the sale of common stock in our initial public offering (“IPO”) and underwritten registered offering of common stock (“URO”), and most recently, through the acquisition of Pionyr. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $145.4 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(30,806)	$(37,927)
Net cash provided by (used in) investing activities	(44,820)	11,874
Net cash provided by financing activities	—	37,002
Net increase (decrease) in cash and cash equivalents and restricted cash	$(75,626)	$10,949

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts, and related infrastructure.

During the six months ended June 30, 2024, operating activities used $30.8 million of cash, primarily resulting from our net loss of $29.9 million and net cash used by changes in our operating assets and liabilities of $5.5 million, partially offset by net non-cash charges of $4.5 million, which included an impairment for assets held for sale of $0.7 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2024, consisted primarily of a $6.1 million decrease in accounts payable and accrued expenses, a $1.6 million decrease in operating lease liabilities and a $0.5 million increase in prepaid expenses and other current assets, partially offset by a $2.8 million decrease in deposits and other assets.

During the six months ended June 30, 2023, operating activities used $37.9 million of cash, primarily resulting from our net loss of $31.3 million and net cash used by changes in our operating assets and liabilities of $10.5 million, partially offset by net non-cash charges of $3.9 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2023, consisted primarily of a decrease of $7.3 million in deferred revenue, a $2.3 million net decrease in accounts payable and accrued expenses, a $0.7 million decrease in operating lease liabilities and a $0.5 million increase in deposits and other assets.

Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $44.8 million, primarily due to purchases of marketable securities of $72.3 million, partially offset by the proceeds from maturities of marketable securities of $27.2 million.

During the six months ended June 30, 2023, net cash provided by investing activities was $11.9 million, primarily due to proceeds from maturities of marketable securities of $59.1 million, partially offset by purchases of marketable securities of $47.1 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $37.0 million, primarily due to proceeds from the issuance of common stock in our URO of $37.5 million, net of offering costs, partially offset by the repurchase of common stock of $0.7 million.

Funding Requirements

We expect to continue to incur costs associated with seeking strategic alternatives as well as expenses for the foreseeable future in connection with our continuing activities, particularly as we continue the development of IK-595. In addition, if we obtain marketing approval for IK-595 or any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur costs associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs. Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development or future commercialization efforts.

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $145.4 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the date of this filing. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks, uncertainties and assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future operating and capital requirements will depend on many factors, including:

•
the scope and cost to continue and execute our clinical trial for our ongoing clinical program;
•
the costs, timing, and outcome of regulatory review of our product candidates;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
•
the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for our product candidates for which we receive marketing approval;
•
the amount of revenue, if any, received from commercial sales of our product candidates, should our product candidates receive marketing approval;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other strategic transactions. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect our stockholders’ rights. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations

We have a non-cancelable operating lease agreement for our office, lab, and animal care facility space in our Boston, Massachusetts corporate headquarters. We expect the total future minimum lease payments from June 30, 2024 to lease expiration in May 2026 to be $3.5 million. Additionally, in connection with the acquisition of Pionyr, we acquired an operating lease agreement for office and lab space in San Francisco, California. The space had been vacant and in April 2024, we signed three agreements with third parties to sublease the space. We expect total future minimum lease payments from June 30, 2024 to lease expiration in April 2027 to be $6.4 million. We expect to receive fixed minimum payments of $2.4 million during this same period. Our total future minimum lease payments for each of the next five years and in total are included in Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the SEC on March 12, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Strategic Review Process

We may not be successful in identifying and implementing any strategic transaction, and any strategic transactions that we may consummate in the future could have negative consequences.

In May 2024, we announced our intention to explore, review and evaluate strategic options for our company. We expect to devote substantial time and resources to exploring strategic options that our board of directors believes will maximize stockholder value. There can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

The process of continuing to evaluate these strategic options may be costly, time-consuming and complex and we may incur, costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including our product candidates. Furthermore, any potential commercialization of our product candidate will require substantial additional cash, therefore any potential counterparty may attribute little or no value, in such a transaction, to that product candidate in its current state of development.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If we are not successful in setting forth a new strategic path for our company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic options and perceived uncertainties related to the future of our company could cause our stock price to fluctuate significantly.

Even if we successfully consummate any transaction from our strategic review process, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential transaction or any other result from our strategic review process is highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner and our ability to generate future shareholder value. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to explore, review and evaluate strategic options, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of our company or any acquired business; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware General Corporate Law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

In connection with the evaluation of strategic options and in order to extend our resources, we implemented a reduction in our workforce by approximately 53% in May 2024, which is expected to be completed by September 30, 2024. The strategic review process is supported by our deep and broad experience at the board, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements

We are a targeted oncology company with a limited operating history.

We commenced operations in 2016 and are a targeted oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and there is no assurance that we will obtain approvals in the future. We expect to continue to incur expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Our net losses were $29.9 million for the six months ended June 30, 2024 and $68.2 million for the year ended December 31, 2023. We had an accumulated deficit of $312.3 million as of June 30, 2024. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect that our research and development expenses could increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing, and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

•
our ability to attract, hire, and retain qualified personnel as necessary;
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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated minimal collaborative revenue from our product candidates and have not generated revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•
successfully complete our ongoing and planned clinical studies for our IK-595 program;
•
timely file and obtain clearance of INDs by the United States Food and Drug Administration (“FDA”) or comparable clinical trial applications by foreign regulatory authorities, for any programs in order to commence future clinical trials;
•
successfully enroll subjects in, and complete, our ongoing clinical trial;
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

We may require additional capital to finance our operations, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our product development or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are conducting clinical trials for multiple product candidates. We expect our expenses to significantly increase in connection with our continuing activities, particularly as we continue development of IK-595. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We also continue to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate certain of our research and development or future commercialization efforts.

On May 17, 2023, we completed a URO, of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share. On August 4, 2023, we acquired Pionyr in accordance with the terms of the Agreement and Plan of Merger, dated August 4, 2023 (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of the acquisition, we acquired all of Pionyr’s assets, including approximately $48.0 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the our common stock (including 153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock, also at the purchase price of $7.15 per share, each share of which was subsequently converted into one (1) share of the our common stock at a special shareholders meeting October 11, 2023. As a result of the January Restructuring that we implemented in the first quarter of 2024 and the May Restructuring we are currently implementing, and the associated anticipated reduction in our operating expenses, we expect that our cash, cash equivalents and marketable securities are sufficient to fund our operations for at least 12 months following the date of this filing. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other strategic transactions. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect our stockholders’ rights. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling, or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results, and prospects.

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

In light of recent macroeconomic conditions, we have made, and will continue to make, judgments as to whether we should further reduce or otherwise change our workforce. For example, in the first quarter of 2024, we implemented the January Restructuring, a plan to reduce our workforce by approximately 35%, to align our workforce with our strategy to focus on our clinical stage, targeted oncology programs, IK-930 and IK-595. Furthermore, in the second quarter of 2024, we implemented the May Restructuring, a plan to discontinue the clinical development of IK-930, continue clinical development of IK-595, and reduce our workforce by approximately 53%. Such workforce reductions, and any other future reductions, and the attrition that may occur following them, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Furthermore, the Restructurings, and other additional measures we might take to reduce costs, could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans, or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results, and financial condition. We may not complete current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies, or other benefits of such activities.

Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates

We may not be able to successfully complete clinical trials for our ongoing targeted oncology program or our current product candidate.

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

Our ongoing program is focused on the development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. For example, because we are focused on patients with specific genetic mutations or biomarkers for the development of our targeted oncology program, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

In the event that any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing targeted therapies, checkpoint inhibitor immunotherapies or other combination agents. Additionally, should the supply of products from any current or future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, operating results, stock price, and prospects may be materially harmed.

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

We plan to progress candidates to Investigational New Drug Applications (“INDs”) or similar applications, however, we may not be able to file such INDs or similar applications on the timelines we expect. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or similar applications to a new IND or similar application. Any failure to file INDs or similar applications on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

Although we intend to explore other therapeutic opportunities in addition to the program and product candidate that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and future product candidates for additional indications and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications, yet fail to yield results for clinical development for a number of reasons, including:

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our IK-595 program candidate is an oral, small molecule MEK-RAF molecular glue. KRAS mutations in the RAS signaling pathway occur in approximately 26% of all cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our current program and product candidate, are based on our estimates.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the principal investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates or our development programs may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our principal investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research program, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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

Generally, if a product with an orphan designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in EU. The EU market exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Proposed amendments to EU regulations regarding orphan medicines are under consideration that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines. Even if we obtain orphan drug exclusivity for any product candidate, that exclusivity may not effectively protect our product candidate from competition because different products can be approved for the same condition.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.

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

We are highly dependent on many of our key employees and members of our executive management team as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our current strategy will be limited.

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

If we expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of August 1, 2024 we had 18 full-time employees. As we advance our development programs in the future, we will be required to increase the number of our employees and the scope of our operations, particularly as we function as a public company and grow in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended June 30, 2024.

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

4.4

Form of Subordinated Indenture between the Registrant and one or more trustees to be named, (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264517) filed with the SEC on April 27, 2022).

10.1*#	Retention Award Agreement, dated July 1, 2024, by and between the Registrant and Mark Manfredi, Ph.D.

10.2*#	Retention Award Agreement, dated July 1, 2024, by and between the Registrant and Jotin Marango, M.D., Ph.D.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibits 101).

* Filed herewith.

# Indicates a management contract or compensatory plan, contract or arrangement.

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

IKENA ONCOLOGY, INC.

Date: August 8, 2024	By:	/s/ Mark Manfredi
Mark Manfredi, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Jotin Marango
Jotin Marango M.D., Ph.D.
Chief Financial Officer, Chief Operating Officer and Head of Corporate Development (Principal Financial Officer and Principal Accounting Officer)