Form 10-Q
period 2024-09-30
Ikena Oncology, Inc.
filed 2024-11-07
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 48,258,111 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$45,190	$119,894
Marketable securities	92,843	55,571
Prepaid expenses and other current assets	3,500	3,197
Total current assets	141,533	178,662
Property and equipment, net	682	2,335
Right-of-use asset	4,160	5,686
Deposits and other assets	2,613	5,409
Total assets	$148,988	$192,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,540	$2,066
Accrued expenses and other current liabilities	3,777	8,581
Operating lease liability	3,923	3,558
Total current liabilities	9,240	14,205
Long-term portion of operating lease liability	4,471	7,180
Other long-term liabilities	1,045	950
Total liabilities	14,756	22,335
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; No shares issued and outstanding at September 30, 2024 or December 31, 2023	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized and 48,258,111 shares issued and outstanding at September 30, 2024 and December 31, 2023	48	48
Additional paid-in capital	456,439	452,142
Accumulated other comprehensive income (loss)	240	(48)
Accumulated deficit	(322,495)	(282,385)
Total stockholders’ equity	134,232	169,757
Total liabilities and stockholders’ equity	$148,988	$192,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$1,185	$—	$8,501
Operating expenses:
Research and development	6,818	14,654	26,295	45,378
General and administrative	4,777	6,034	16,084	16,632
Restructuring and other charges	812	—	4,077	—
Total operating expenses	12,407	20,688	46,456	62,010
Loss from operations	(12,407)	(19,503)	(46,456)	(53,509)
Other income (expense):
Investment income	1,771	2,162	5,805	4,840
Other income (expense)	412	(2)	640	(8)
Total other income, net	2,183	2,160	6,445	4,832
Loss before income taxes	(10,224)	(17,343)	(40,011)	(48,677)
Income tax expense	(10)	—	(99)	—
Net loss	$(10,234)	$(17,343)	$(40,110)	$(48,677)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	590	166	288	(290)
Total comprehensive loss	$(9,644)	$(17,177)	$(39,822)	$(48,967)

Net loss per share:
Net loss per share, basic and diluted	$(0.21)	$(0.40)	$(0.83)	$(1.23)
Weighted-average common shares outstanding, basic and diluted	48,258,111	43,437,844	48,258,111	39,688,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	48,258,111	$48	$452,142	$(48)	$(282,385)	$169,757
Stock-based compensation	—	—	2,001	—	—	2,001
Other comprehensive loss	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	(16,146)	(16,146)
Balance as of March 31, 2024	48,258,111	48	454,143	(313)	(298,531)	155,347
Stock-based compensation	—	—	1,279	—	—	1,279
Other comprehensive loss	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(13,730)	(13,730)
Balance as of June 30, 2024	48,258,111	48	455,422	(350)	(312,261)	142,859
Stock-based compensation	—	—	1,017	—	—	1,017
Other comprehensive income	—	—	—	590	—	590
Net loss	—	—	—	—	(10,234)	(10,234)
Balance as of September 30, 2024	48,258,111	$48	$456,439	$240	$(322,495)	$134,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Series A Non-Voting					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	—	$—	36,257,493	$36	$361,915	$(763)	$(214,219)	$146,969
Stock-based compensation	—	—	—	—	2,000	—	—	2,000
Other comprehensive income	—	—	—	—	—	272	—	272
Net loss	—	—	—	—	—	—	(14,219)	(14,219)
Balance as of March 31, 2023	—	—	36,257,493	36	363,915	(491)	(228,438)	135,022
Issuance of common stock for underwritten registered offering, net of offering costs of $2,605	—	—	6,110,000	6	37,415	—	—	37,421
Repurchase of common stock	—	—	(97,500)	—	(663)	—	—	(663)
Stock-based compensation	—	—	—	—	1,879	—	—	1,879
Exercise of stock options	—	—	29,485	—	121	—	—	121
Other comprehensive income	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(17,115)	(17,115)
Balance as of June 30, 2023	—	—	42,299,478	42	402,667	(456)	(245,553)	156,700
Issuance of preferred stock in connection with the acquisition, net of issuance costs of $991	4,153,439	32,504	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition, net of issuance costs of $430	—	—	1,800,652	2	14,091	—	—	14,093
Cash consideration paid to settle Pionyr restricted stock units, stock options and unaccredited stockholders	—	(659)	—	—	(285)	—	—	(285)
Stock-based compensation	—	—	—	—	1,998	—	—	1,998
Exercise of stock options	—	—	4,542	—	15	—	—	15
Other comprehensive income	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	(17,343)	(17,343)
Balance as of September 30, 2023	4,153,439	$31,845	44,104,672	$44	$418,486	$(290)	$(262,896)	$155,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,110)	$(48,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	401	715
Net accretion of discounts on marketable securities	(1,183)	(1,709)
Stock-based compensation	4,297	5,877
Non-cash operating lease expense	1,526	1,152
Loss on disposal of property and equipment	99	5
Impairment of assets held for sale	742	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(327)	1,271
Deposits and other assets	2,390	(429)
Accounts payable	(526)	(987)
Accrued expenses and other current liabilities	(4,804)	(5,308)
Operating lease liabilities	(2,344)	(1,333)
Deferred revenue	—	(8,501)
Other long-term liabilities	95	—
Net cash used in operating activities	(39,744)	(57,924)
Cash flows from investing activities:
Purchases of property and equipment	—	(152)
Proceeds from sale of property and equipment	435	4
Purchases of marketable securities	(81,036)	(65,217)
Proceeds from maturities of marketable securities	45,235	109,133
Net cash provided by (used in) investing activities	(35,366)	43,768
Cash flows from financing activities:
Cash and cash equivalents acquired in connection with the acquisition of Pionyr, net of issuance costs paid	—	39,970
Cash consideration paid in connection with the acquisition of Pionyr	—	(944)
Proceeds from issuance of common stock for underwritten registered offering, net of offering costs	—	37,421
Repurchase of common stock	—	(663)
Proceeds from exercise of stock options	—	136
Net cash provided by financing activities	—	75,920
Net increase (decrease) in cash, cash equivalents and restricted cash	(75,110)	61,764
Cash, cash equivalents and restricted cash, beginning of period	121,172	60,791
Cash, cash equivalents and restricted cash, end of period	$46,062	$122,555
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$45,190	$121,277
Restricted cash included in other assets	872	1,278
Cash, cash equivalents and restricted cash, end of period	$46,062	$122,555

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

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. As of September 30, 2024, the Company has not experienced any credit related losses on its cash, cash equivalents or marketable securities.

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

Restricted Cash

As of September 30, 2024 and December 31, 2023, the Company maintained restricted cash totaling $0.9 million and $1.3 million, respectively, held in the form of a money market account as collateral for the Company’s facility lease obligations. This balance is included within deposits and other assets on the condensed consolidated balance sheets.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Options to purchase common stock	8,162,915	7,417,356
Convertible preferred stock	—	4,153,439
Total	8,162,915	11,570,795

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$39,232	$39,232	$—	$—
Marketable securities:
U.S. treasury securities	35,277	—	35,277	—
Corporate debt securities	57,566	—	57,566	—
Total assets	$132,075	$39,232	$92,843	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$53,613	$53,613	$—	$—
Marketable securities:
Corporate debt securities	55,571	—	55,571	—
Total assets	$109,184	$53,613	$55,571	$—

During the three and nine months ended September 30, 2024 and 2023, there were no transfers into or out of Level 3.

4. Marketable Securities

The following tables summarize the Company's marketable securities (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$35,235	$43	$(1)	$35,277
Corporate debt securities	57,368	205	(7)	57,566
Total	$92,603	$248	$(8)	$92,843

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$55,624	$27	$(80)	$55,571
Total	$55,624	$27	$(80)	$55,571

In accordance with the Company's investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. As of September 30, 2024 and December 31, 2023, there were no allowances for credit losses recorded.

The Company classifies its investments in marketable securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. The following table summarizes the fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

September 30, 2024
Due in one year or less	$78,685
Due after one year through three years	14,158
Total	$92,843

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Employee compensation	$1,749	$3,311
Research and development expenses	1,205	3,964
Professional fees	776	1,221
Other	47	85
Total	$3,777	$8,581

6. Collaboration Agreement and Stock Purchase Agreement with Bristol-Myers Squibb

The Company has a 2019 collaboration agreement and associated stock purchase agreement (collectively the “Agreements”) with Celgene Corporation (acquired by Bristol-Myers Squibb), whereby the Company carried out initial research and development activities with the goal of identifying and developing drug candidates for certain cancer types. Bristol-Myers Squibb paid the Company a total of $95.0 million in aggregate upfront consideration related to the collaboration and stock purchase under the Agreements, of which $78.7 million was allocated to the collaboration. The Company was eligible to receive $50.0 million, in case of an exercise of an option with respect to IK-175, and $40.0 million, in case of an exercise of an option with respect to IK-412. Upon the exercise of the delivery of each license, the Company would have been eligible to receive up to $450.0 million in milestone payments, as well as a tiered royalty on worldwide sales from the high single to low teen digits.

On January 17, 2024, Bristol-Myers Squibb notified the Company of its decision not to opt-in on the IK-175 program. In addition, Bristol-Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, the Company has regained full global rights to the IK-175 and IK-412 programs. Deferred revenue related to the collaboration had been fully recognized prior to December 31, 2023, as all obligations under the Agreements had been completed. As of September 30, 2024, all activities under the collaboration agreement have been concluded and there are no further amounts to be paid by Bristol-Myers Squibb under such agreement.

7. Stock-Based Compensation

The Company has outstanding awards under its 2016 Stock Incentive Plan, as amended (the “2016 Plan”), but is no longer granting awards under this plan. The Company’s 2021 Stock Incentive Plan (the “2021 Plan” and, together with the 2016 Plan, the “Plans”) allows the Company to make equity-based and cash-based incentive awards to officers, employees, directors and consultants. The number of shares initially reserved under the 2021 Plan was 3,119,514 shares of the Company’s common stock. Additionally, shares of the Company’s common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2021 Plan. The 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2021 Plan on the first day of each fiscal year during the period beginning in fiscal year 2022. The annual increase in the number of shares shall be equal to 4% of the number of shares of common stock outstanding on the immediately preceding December 31; or such lesser number of shares as determined by the Administrator as provided in the 2021 Plan. On January 1, 2024, the number of shares of common stock available for issuance under the 2021 Plan increased by 1,930,324 shares as a result of the automatic increase provision of the 2021 Plan. As of September 30, 2024, 4,268,925 shares of common stock remain available for future issuance under the 2021 Plan.

The vesting periods for equity awards, which generally are four years, are determined by the Company’s board of directors. The contractual term for stock option awards is ten years.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$249	$1,058	$1,426	$3,114
General and administrative	768	940	2,608	2,763
Restructuring and other charges	—	—	263	—
Total	$1,017	$1,998	$4,297	$5,877

As of September 30, 2024, the total unrecognized stock-based compensation balance for outstanding awards was $4.9 million, which is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	7,088,261	$6.35	6.92	$94
Granted	2,377,173	1.48
Exercised	—	—
Cancelled or forfeited	(1,302,519)	5.85
Outstanding as of September 30, 2024	8,162,915	$5.01	7.35	$629
Vested or expected to vest as of September 30, 2024	8,162,915	$5.01	7.35	$629
Options exercisable as of September 30, 2024	4,551,478	$6.45	6.20	$89

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No options were exercised during the nine months ended September 30, 2024. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 was $0.1 million.

The weighted-average grant date fair value of the stock options granted during the nine months ended September 30, 2024 and 2023 was $1.13 per share and $2.25 per share, respectively. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and assumptions input into the model. The following table presents, on a weighted average basis, the assumptions used in the model to determine the grant-date fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	4.13%	4.73%	4.18%	3.91%
Expected dividend yield	0%	0%	0%	0%
Expected option term (in years)	5.25	6.08	5.88	6.03
Expected stock price volatility	95.30%	90.92%	91.99%	86.55%

8. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 15 Lease Obligations, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s leases during the three and nine months ended September 30, 2024.

In April 2024, the Company entered into three sublease agreements with third parties for the use of office and laboratory space in San Francisco, California that the Company assumed in connection with its acquisition of Pionyr Immunotherapeutics, Inc. (“Pionyr”). Total fixed payments to be received by the Company through April 2027 under the three sublease agreements amount to $2.5 million. For the three and nine months ended September 30, 2024, the Company recorded other income of $0.4 million and $0.6 million, respectively, related to its subleases.

License Agreements

UT Austin

The Company had an exclusive patent license agreement (the “UT Austin License”) entered into in 2015, to license certain technologies and intellectual property rights from the University of Texas at Austin (the “University”), an entity affiliated with a director of the Company at the time of the agreement. The Company was required to pay License Maintenance fees annually of less than $0.1 million. Additionally, the Company would have been required to make additional milestone payments to the University upon meeting certain development milestones in the aggregate of $4.7 million during the term of the UT Austin License, and to pay the University royalties as defined in the UT Austin License on any commercialized product sales related to the licensed technology in a percentage in the low single digits. The Company was also responsible for reimbursing the University for certain patent-related costs incurred on its behalf. A Notice of Termination was sent by the Company in March 2024 and the UT Austin License was terminated as of June 27, 2024, at which time all assets were returned to the University and no further costs will be incurred by the Company in connection with the UT Austin License.

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

Other Agreements

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of September 30, 2024 or royalties on future sales of specified products that have not yet occurred as of September 30, 2024.

Contingent Value Rights

In connection with the acquisition of Pionyr on August 4, 2023, the Company issued one contractual contingent value right (“CVR”) to the former Pionyr stockholders for each share of Pionyr stock held at closing. The CVR entitles the holder to receive 50% of net proceeds, outside of royalties, for any potential monetization of Pionyr legacy programs within two years. The Company accounts for the CVRs as contingent liabilities. As of September 30, 2024 and December 31, 2023, the contingent consideration cannot be reasonably estimated, and the contingency was not resolved.

9. Restructuring and Other Charges

On January 17, 2024, the board of directors of the Company approved a plan to reduce the Company’s workforce by approximately 35% and discontinue discovery efforts. The workforce reduction was designed to align the Company’s workforce with its strategy to focus on its clinical stage, targeted oncology programs, IK-930 and IK-595. The workforce reduction and discontinuation of discovery efforts are referred to as the “January Restructuring” and were completed by March 31, 2024. In connection with the workforce reduction, the Company terminated 20 employees. During the first quarter of 2024, the Company recorded severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of $1.6 million, which were paid by June 30, 2024, and non-cash charges of $0.3 million for the modification of certain equity awards. In March 2024, the Company committed to a plan to sell laboratory equipment related to its discovery efforts and therefore classified the net amount of assets held for sale of $0.4 million in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2024. The assets held for sale were carried at the lower of the carrying amount or fair value, less costs to sell, and were sold in the second quarter of 2024.

On May 23, 2024, the board of directors of the Company approved a plan to discontinue the clinical development of IK-930, continue clinical development of IK-595 and reduce its current workforce by approximately 53% (the “May Restructuring” and together with the January Restructuring, the “Restructurings”). The board of directors also approved a process to explore, review and evaluate a range of potential strategic options for the Company. The May Restructuring resulted in the termination of 18 employees through September 30, 2024. During the three and nine months ended September 30, 2024, the Company recorded severance expense in connection with the May Restructuring of $0.2 million and $0.9 million, respectively, most of which is expected to be paid by December 31, 2024.

In June 2024, the board of directors of the Company approved up to $1.3 million of retention payments to employees, subject to remaining actively employed with the Company through specified dates. The retention payments are expensed as services are performed. During the three and nine months ended September 30, 2024, the Company recorded retention expense of $0.7 million, all of which is expected to be paid by December 31, 2024.

The Company’s Restructuring and other charges and balance of its Restructuring liability, which was included in accrued employee compensation, consisted of the following for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024
	Employee
	Related	Non-cash	Asset
	Payments	Compensation	Impairments	Total
Accrued balance at June 30, 2024	$338	$—	$—	$338
Expense	812	—	—	812
Payments	(880)	—	—	(880)
Accrued balance at September 30, 2024	$270	$—	$—	$270

	Nine Months Ended September 30, 2024
	Employee
	Related	Non-cash	Asset
	Payments	Compensation	Impairments	Total
Accrued balance at December 31, 2023	$—	$—	$—	$—
Expense	3,072	263	742	4,077
Payments	(2,802)	—	—	(2,802)
Non-cash	—	(263)	(742)	(1,005)
Accrued balance at September 30, 2024	$270	$—	$—	$270

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

On January 17, 2024, our board of directors approved a plan to reduce our workforce by approximately 35% and discontinue discovery efforts. The workforce reduction was designed to align our workforce with our strategy to focus on our clinical stage, targeted oncology programs, IK-930 and IK-595. In connection with the workforce reduction, we terminated 20 employees. We also sold laboratory equipment related to our discovery efforts. The workforce reduction and discontinuation of discovery efforts are referred to as the “January Restructuring” and were completed by March 31, 2024.

On May 28, 2024, we announced our intention to explore, review and evaluate strategic options. Based on a review of clinical data to date, available resources, and our strategic priorities, we discontinued development of IK-930, a selective inhibitor of the transcriptional enhanced associate domain 1, small molecule inhibitor of the Hippo signaling pathway. We are seeking strategic options for the program, including potential partners for development of IK-930 in combination with other targeted agents. Our board of directors also approved a workforce reduction of approximately 53% (the “May Restructuring” and together with the January Restructuring, the “Restructurings”). The May Restructuring resulted in the termination of 18 employees through September 30, 2024.

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

Financial Operations

Since inception, we have incurred significant operating losses. Our net losses were $40.1 million for the nine months ended September 30, 2024 and $68.2 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $322.5 million. We expect to continue to incur expenses and operating losses as we:

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

Results of Operations

The following tables summarize our results of operations (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Collaboration revenue	$—	$1,185	$(1,185)	(100)%
Operating expenses:
Research and development	6,818	14,654	(7,836)	(53)%
General and administrative	4,777	6,034	(1,257)	(21)%
Restructuring and other charges	812	—	812	100%
Total operating expenses	12,407	20,688	(8,281)	(40)%
Loss from operations	(12,407)	(19,503)	7,096	(36)%
Other income, net	2,183	2,160	23	1%
Loss before income taxes	(10,224)	(17,343)	7,119	(41)%
Income tax expense	(10)	—	(10)	100%
Net loss	$(10,234)	$(17,343)	$7,109	(41)%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Collaboration revenue	$—	$8,501	$(8,501)	(100)%
Operating expenses:
Research and development	26,295	45,378	(19,083)	(42)%
General and administrative	16,084	16,632	(548)	(3)%
Restructuring and other charges	4,077	—	4,077	100%
Total operating expenses	46,456	62,010	(15,554)	(25)%
Loss from operations	(46,456)	(53,509)	7,053	(13)%
Other income, net	6,445	4,832	1,613	33%
Loss before income taxes	(40,011)	(48,677)	8,666	(18)%
Income tax expense	(99)	—	(99)	100%
Net loss	$(40,110)	$(48,677)	$8,567	(18)%

Collaboration Revenue

Collaboration revenue was related to the Bristol-Myers Squibb Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The decrease in revenue during each of the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, was due to completion of research activities under the collaboration in 2023.

Research and Development Expenses

The following tables summarize our research and development expenses (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Direct research and development expenses by program:
IK-930	$1,971	$2,335	$(364)	(16)%
IK-595	2,875	1,862	1,013	54%
IK-175	(27)	392	(419)	(107)%
Discovery and other programs	271	3,336	(3,065)	(92)%
Unallocated expense:
Personnel related (including stock-based compensation)	1,459	4,653	(3,194)	(69)%
Other research and development cost	269	2,076	(1,807)	(87)%
Total research and development expenses	$6,818	$14,654	$(7,836)	(53)%

Research and development expense decreased by $7.8 million from $14.7 million for the three months ended September 30, 2023 to $6.8 million for the three months ended September 30, 2024 primarily due to the prioritization of our clinical stage program, IK-595, and the discontinuation of our discovery efforts. Personnel related expenses decreased by $3.2 million primarily due to reductions in our headcount. Other research and development costs decreased by $1.8 million primarily due to the discontinuation of early discovery efforts. Costs incurred in our discovery and other programs decreased by $3.1 million due to the prioritization of advancing our clinical stage program, IK-595, partially offset by stability costs related to Pionyr Immunotherapeutics, Inc. (“Pionyr”). Costs related to IK-175 decreased by $0.4 million due to completion of the clinical trial. Costs related to IK-930 decreased by $0.4 million due to completion of patient enrollment. Costs related to IK-595 increased by $1.0 million primarily due to increased clinical costs, partially offset by a decrease in costs for IND-enabling studies and manufacturing costs as we advanced IK-595 into the clinic.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Direct research and development expenses by program:
IK-930	$8,275	$9,063	$(788)	(9)%
IK-595	6,857	5,764	1,093	19%
IK-175	471	2,288	(1,817)	(79)%
Discovery and other programs	1,030	7,468	(6,438)	(86)%
Unallocated expense:
Personnel related (including stock-based compensation)	7,181	15,176	(7,995)	(53)%
Other research and development cost	2,481	5,619	(3,138)	(56)%
Total research and development expenses	$26,295	$45,378	$(19,083)	(42)%

Research and development expense decreased by $19.1 million from $45.4 million for the nine months ended September 30, 2023 to $26.3 million for the nine months ended September 30, 2024 primarily due to the prioritization of our clinical stage programs and the discontinuation of our discovery efforts. Personnel related expenses decreased by $8.0 million primarily due to reductions in our headcount. Other research and development costs decreased by $3.1 million due to the discontinuation of early discovery efforts. Costs incurred in our discovery and other programs decreased by $6.4 million primarily due to the prioritization of our clinical stage programs and a refund of manufacturing costs and close-out credits from the final close-out of the Pionyr clinical studies, partially offset by Pionyr stability costs. Costs related to IK-175 decreased by $1.8 million due to completion of the clinical trial. Costs related to IK-930 decreased by $0.8 million primarily due to timing of manufacturing activities, partially offset by increased clinical trial costs due to increased patient enrollment. Costs related to IK-595 increased by $1.1 million due to an increase in clinical costs partially offset by a decrease in manufacturing and preclinical costs as we advanced IK-595 into the clinic.

General and Administrative Expenses

The following tables summarize our general and administrative expenses (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
General and administrative	$4,777	$6,034	$(1,257)	-21%

The decrease in general and administrative expense from the three months ended September 30, 2023 to the three months ended September 30, 2024 of $1.3 million was primarily attributable to a decrease in personnel related costs due to reductions in our headcount and decreases in intellectual property-related legal costs, audit fees associated with the Pionyr acquisition and insurance costs, partially offset by increased facility costs.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
General and administrative	$16,084	$16,632	$(548)	-3%

The decrease in general and administrative expense from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 of $0.5 million was primarily attributable to a decrease in personnel related costs due to reductions in our headcount and decreases in insurance costs and intellectual property-related legal costs, partially offset by increased facility costs.

Restructuring and Other Charges

For the three months ended September 30, 2024, restructuring and other charges primarily included employee separation charges of $0.2 million related to the May Restructuring and retention expense of $0.7 million.

For the nine months ended September 30, 2024, restructuring and other charges primarily included employee separation costs of $2.4 million, retention expense of $0.7 million and non-cash charges for the modification of certain equity awards of $0.3 million related to the Restructurings. Restructuring and other charges also included an impairment of property and equipment held for sale of $0.7 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol-Myers Squibb Collaboration Agreement, from the sale of common stock in our initial public offering (“IPO”) and underwritten registered offering of common stock (“URO”), and most recently, through the acquisition of Pionyr. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $138.0 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(39,744)	$(57,924)
Net cash provided by (used in) investing activities	(35,366)	43,768
Net cash provided by financing activities	—	75,920
Net increase (decrease) in cash and cash equivalents and restricted cash	$(75,110)	$61,764

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts, and related infrastructure.

During the nine months ended September 30, 2024, operating activities used $39.7 million of cash, primarily resulting from our net loss of $40.1 million and net cash used by changes in our operating assets and liabilities of $5.5 million, partially offset by net non-cash charges of $5.9 million, which included an impairment for assets held for sale of $0.7 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2024, consisted primarily of a $5.3 million decrease in accounts payable and accrued expenses and a $2.3 million decrease in operating lease liabilities, partially offset by a $2.4 million decrease in deposits and other assets.

During the nine months ended September 30, 2023, operating activities used $57.9 million of cash, primarily resulting from our net loss of $48.7 million and net cash used by changes in our operating assets and liabilities of $15.3 million, partially offset by net non-cash charges of $6.0 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2023, consisted primarily of a decrease of $8.5 million in deferred revenue, a $6.3 million net decrease in accounts payable and accrued expenses, a $1.3 million decrease in operating lease liabilities and a $0.4 million increase in deposits and other assets, partially offset by a $1.3 million decrease in prepaid expenses and other current assets.

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $35.4 million, primarily due to purchases of marketable securities of $81.0 million, partially offset by the proceeds from maturities of marketable securities of $45.2 million.

During the nine months ended September 30, 2023, net cash provided by investing activities was $43.8 million, primarily due to proceeds from maturities of marketable securities of $109.1 million, partially offset by purchases of marketable securities of $65.2 million.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $75.9 million, primarily due to proceeds from the issuance of common stock in our URO of $37.4 million, net of offering costs, cash and cash equivalents acquired in connection with the acquisition of Pionyr of $40.0 million, net of issuance costs partially offset by the cash consideration paid in connection with the acquisition of Pionyr of $0.9 million and the repurchase of common stock of $0.7 million.

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

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $138.0 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the date of this filing. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks, uncertainties and assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future operating and capital requirements will depend on many factors, including:

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

Contractual Obligations

We have a non-cancelable operating lease agreement for our office, lab, and animal care facility space in our Boston, Massachusetts corporate headquarters. We expect the total future minimum lease payments from September 30, 2024 to lease expiration in May 2026 to be $3.2 million. Additionally, in connection with the acquisition of Pionyr, we acquired an operating lease agreement for office and lab space in San Francisco, California. The space had been vacant and in April 2024, we signed three agreements with third parties to sublease the space. We expect total future minimum lease payments from September 30, 2024 to lease expiration in April 2027 to be $5.9 million. We expect to receive fixed minimum payments of $2.2 million during this same period. Our total future minimum lease payments for each of the next five years and in total are included in Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the SEC on March 12, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In connection with the evaluation of strategic options and in order to extend our resources, we implemented a reduction in our workforce by approximately 53% in May 2024, which was completed by September 30, 2024. The strategic review process is supported by our deep and broad experience at the board, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

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

Our net losses were $40.1 million for the nine months ended September 30, 2024 and $68.2 million for the year ended December 31, 2023. We had an accumulated deficit of $322.5 million as of September 30, 2024. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect that our research and development expenses could increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing, and manufacturing expenses. As a public company, we will continue to incur additional costs that we did not incur as a private company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

On May 17, 2023, we completed a URO, of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share. On August 4, 2023, we acquired Pionyr in accordance with the terms of the Agreement and Plan of Merger, dated August 4, 2023 (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of the acquisition, we acquired all of Pionyr’s assets, including approximately $48.0 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the our common stock (including 153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock, also at the purchase price of $7.15 per share, each share of which was subsequently converted into one (1) share of the our common stock at a special shareholders meeting October 11, 2023. As a result of the January Restructuring that we completed in the first quarter of 2024 and the May Restructuring, and the associated anticipated reduction in our operating expenses, we expect that our cash, cash equivalents and marketable securities are sufficient to fund our operations for at least 12 months following the date of this filing. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

As of November 1, 2024 we had 14 full-time employees. As we advance our development programs in the future, we will be required to increase the number of our employees and the scope of our operations, particularly as we function as a public company and grow in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets. Please see “Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates. Pandemics, epidemics or any outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. Potential instability throughout the banking industry and their potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price. In addition, U.S. and global markets are experiencing volatility and disruption following the 2024 presidential election in the U.S., escalation of geopolitical tensions, the start of the military conflict between Russia and Ukraine, and evolving events in Israel and Gaza. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended September 30, 2024.

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

10.1#

Retention Award Agreement, dated July 1, 2024, by and between the Registrant and Mark Manfredi, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40287) filed with the SEC on August 8, 2024).

10.2#

Retention Award Agreement, dated July 1, 2024, by and between the Registrant and Jotin Marango, M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40287) filed with the SEC on August 8, 2024).

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

IKENA ONCOLOGY, INC.

Date: November 7, 2024	By:	/s/ Mark Manfredi
Mark Manfredi, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Jotin Marango
Jotin Marango M.D., Ph.D.
Chief Financial Officer, Chief Operating Officer and Head of Corporate Development (Principal Financial Officer and Principal Accounting Officer)