Form 10-K
period 2024-12-31
Ikena Oncology, Inc.
filed 2025-03-06
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 28, 2024 was $51.3 million.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2025 was 48,258,111.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
Failure to complete, or delays in completing, the proposed merger with Inmagene Biopharmaceuticals could materially and adversely affect our results of operations, business, financial results and/or stock price.
•
If we do not successfully consummate the merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance.
•
We are substantially dependent on our remaining employees to facilitate the consummation of the merger.
•
Even if we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
•
If we do not complete the merger, we may face substantial competition for attractive counterparties for any proposed strategic transactions.
•
We have never paid and, other than in connection with the merger, do not intend to pay any cash dividends in the foreseeable future, so any returns will be limited to the value of our capital stock.
•
We may become involved in litigation, including securities class action litigation, which could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.
•
We are a targeted oncology company with a limited operating history.
•
We have incurred significant net losses since our inception and, if we continue to progress the development of our product candidates, anticipate that we will continue to incur losses for the foreseeable future.
•
We have no products approved for commercial sale and have not generated any revenue from product sales.
•
We may require additional capital to finance our operations, which may not be available on acceptable terms, or at all. If we continue to progress the development of our product candidates and are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our efforts.
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
•
If we continue to progress the development of our product candidates, we may not be able to successfully complete clinical trials for our ongoing targeted oncology program or our current product candidate.
•
Our lead program is focused on the development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers, which is a rapidly evolving area of science, and the approach we have taken to discover and develop drugs is novel and may never lead to approved or marketable products.
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

The material and other risks summarized above should be read together with the text of the full risk factors in the “Risk Factors” section and with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as with other documents that we file with the United States Securities and Exchange Commission (“SEC”). If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full in the “Risk Factors” section, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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

Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the timing and completion of the proposed merger with Inmagene Biopharmaceuticals and the related financing;
•
our ability to retain our remaining employees to facilitate the consummation of the merger;
•
the timing, progress, results, and cost of our current clinical trials;
•
our ability and the potential to successfully manufacture our product candidates for clinical trials, and on a larger scale, for commercial use, if approved;
•
the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our product candidates;
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
•
the impact of laws and regulations;
•
our use of proceeds from our offerings;
•
the effects of our workforce reductions, including costs related thereto;

•
our ability to obtain and negotiate favorable terms of any collaboration, licensing or other arrangement that may be necessary or desirable to develop our product candidates;
•
developments relating to our competitors and our industry;
•
the effect of pandemics, epidemics or any outbreak of an infectious disease, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations;
•
the impact of global economic and political developments on our business; and
•
other risks and uncertainties, including those under the caption “Risk Factors.”

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

You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

v

PART I

ITEM 1. BUSINESS

Overview

We are historically a targeted oncology company focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance. In May 2024, after an in-depth assessment of the value proposition of our programs for both patients and company stakeholders, we announced our intention to seek strategic alternatives for the business in an effort to maximize value for shareholders. At that time, we discontinued development of IK-930, our selective Hippo pathway inhibitor. While dedicating our efforts towards this corporate strategy, we allocated resources to continue the development of our RAS pathways program, IK-595. IK-595 is a molecular glue designed to trap MEK and RAF in an inactive complex to more completely inhibit RAS signals than existing inhibitors.

Following a comprehensive review of strategic options, including a variety of transaction types, in December 2024, we announced the signing of a merger agreement (the “Merger Agreement”) with Inmagene Biopharmaceuticals (“Inmagene”). The transactions contemplated by the Merger Agreement are expected to close in mid-2025 (the “Closing”). The transaction was approved by the boards of directors of both Ikena and Inmagene and our board of directors resolved to recommend approval of the Merger Agreement and other related matters to our stockholders. The Closing is subject to approval by our stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction. If the merger is completed, the combined company will operate under the name “ImageneBio, Inc.” If the merger is completed, the business of Inmagene will continue as the business of the combined company and will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications. All Ikena programs that remain following the closing of the merger (our legacy programs) will be subject to contingent value rights (“CVR”s) that will be held by current Ikena investors when issued.

Our Lead Program: IK-595, a Dual MEK-RAF Inhibitor

IK-595 is a molecular glue designed to trap MEK and all three RAF isoforms in an inactive complex to more completely inhibit RAS signals than existing pathway inhibitors. In the second half of 2024, we continued to collect data from targeted patients in our ongoing Phase 1 clinical program in RAS and RAF mutant cancers. Fifty-one patients have been enrolled and treated with IK-595 in the dose escalation to date.

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
%KRAS
%NRAS
%HRAS

Cox. Nature Reviews Drug Discovery (2014); World Cancer Research Fund International

IK-595 is a dual MEK-RAF inhibitor designed to trap MEK and RAF in an inactive complex. The RAS-RAF-MEK-ERK cascade (MAPK pathway) regulates cell proliferation, differentiation, survival and therapeutic resistance. Activating mutations in this pathway are known to drive tumorigenesis in a large number of patient populations. Targeting MEK and RAF has the potential to benefit patients across a plethora of indications, including RAS and RAF-altered cancers, as monotherapy and when combined with other therapies.

Existing drugs targeting MEK, classified as kinase inhibitors, are limited by insufficient pathway inhibition and narrow therapeutic window. Therefore, these drugs are only currently addressing BRAF type I mutant cancer patients and NF1 mutant neurofibroma patients. One of the well-known mechanisms of resistance to existing MEK inhibitors in RAS mutant populations is through a CRAF-mediated bypass. Upon MEK inhibition with approved inhibitors, CRAF kinase activity can be reactivated through ERK mediated negative feedback control. CRAF function independent of its kinase activity also mediates resistance to MEK and RAF kinase inhibitors. These two important CRAF roles in tumorigenesis and therapeutic resistance are significant factors in why existing MEK inhibitors, including the four United States Food and Drug Administration (“FDA”) approved therapies, are insufficient for serving the large patient populations with RAS or RAF gene alterations.

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

IK-595 is designed to trap MEK & RAF in an inactive complex to prevent CRAF bypass and kinase-independent CRAF function

RASm
A/B-RAF
CRAF
MEK 1/2
IK-595
CRAF
MEK 1/2
IK-595
ERK 1/2

IK-595 is currently being evaluated in a Phase I clinical trial in RAS and RAF mutant cancers. The first patient was treated with IK-595 in December 2023 and a total of 51 patients with advanced tumors and MAPK alterations have been enrolled and treated.

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
•
IK-595’s inhibition of MEK kinase activity;
•
Durable inhibition of phosphorylated ERK and downstream target gene expression;
•
IK-595’s preclinical anti-tumor efficacy in RAS and RAF altered cancer cell lines;
•
Potential synergy of IK-595 in combination with other targeted therapies in vitro, including in combination with KRAS G12C-inhibitors, EGFR inhibitors, PI3K inhibitors, chemotherapy and others; and
•
IK-595 has been designed to have shorter half-life in humans to enable differentiated dosing strategies.

IK-595 Clinical Development Strategy

We have explored multiple dosing schedules in our ongoing Phase 1 clinical trial (NCT06270082) of IK-595 in patients with RAS and RAF mutant cancers at each dose level. The first patient in the Phase 1 clinical program was dosed in December 2023 and a total of 51 patients with advanced tumors and MAPK alterations have been enrolled and treated to date.

Our Additional Legacy Programs

In December 2024, we entered into a global exclusive license agreement with Foundery Immune Studio, LLC, an immunotherapy focused venture firm, which encompasses three assets: clinical-stage programs PY314, a TREM2 antagonist, and PY159, a TREM1 antagonist; and Investigational New Drug Application (“IND”)-ready PY265, a MARCO antagonist. We are eligible to receive up to $1.0 billion in regulatory and commercial milestones, commercial royalties, and have a right to proceeds from future strategic transactions. We did not receive an upfront payment as part of this transaction.

Our IK-175 aryl hydrocarbon receptor (“AHR”) antagonist program that was partnered with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) completed its Phase 1 clinical trial in late 2023. Initial results shared in November 2022 demonstrate encouraging, durable, anti-tumor activity in stage 1 of both the monotherapy and combination arms in urothelial carcinoma patients. In January 2024, we announced that Bristol-Myers Squibb did not opt into the program. In March 2025 we entered into an asset sale agreement with a venture capital firm for the sale of IK-175, pursuant to which we received a cash payment of $0.4 million.

In November 2024, we entered into an asset sale agreement with the same venture capital firm for the sale of our preclinical AHR agonist, pursuant to which we received a cash payment of $1.5 million.

In March 2025, we entered into an agreement to assign intellectual property to the University of Texas (“UT”) for a solely-owned patent family related to IK-412, our preclinical kynurenine targeting program. We are eligible to receive a portion of UT’s milestone payments or license fees generated from the assigned intellectual property, together with UT’s other intellectual property related to IK-412. We did not receive an upfront payment as part of this transaction.

As previously disclosed in May 2024, after an in-depth assessment of our programs, we discontinued development of IK-930, our selective Hippo pathway inhibitor, but may pursue strategic business development opportunities for this program in the future, including out-licensing.

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

IK-595

In addition to approved MEK1/2 inhibitors (Mekinist®, Mektovi®, Cotellic®, Koselugo®), those pending review with the FDA, including SpringWorks’ mirdametinib and Verastem’s MEK/RAF inhibitor, avutometinib (VS-6766), we are aware of the following IND-ready and clinical-stage MEK1/2 inhibitors: Nested Therapeutics, DayOne Biopharma’s pimasertib, KeChow Pharma’s tunlametinib (HL-085), Sino Biopharmaceutical’s TQB-3234, Fosun Pharma’s FCN-159, Recursion’s REC-4881, and Lupin’s LNP3794. Additional MEK/RAF-targeted agents include Immuneering’s IMM-1-104, and IMM-6-415. Pan-RAF inhibitors include DayOne Biopharma’s tovorafenib (DAY-101), Erasca’s naporafenibum (LXH-254), BeiGene’s lifirafenib (BGB-283), Genentech’s belvarafenib, Kinnate Biopharma’s exarafenib (KIN-2787), Jazz Pharma’s JZP-815, and Deciphera’s DCC-3084.

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

On a program-by-program basis, through the completion of a Phase 1b clinical trial for each of IK-175 and IK-412, Bristol-Myers Squibb had the exclusive right with respect to such Collaboration Candidate to a worldwide exclusive license with us to develop, commercialize and manufacture the compound (and products and diagnostic products containing such compounds) underlying such Collaboration Candidate. The Collaboration Candidates were eligible for opt-in through early 2024. On January 17, 2024, Bristol-Myers Squibb notified us of its decision not to opt-in on the IK-175 program. In addition, Bristol-Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, we regained full global rights to the IK-175 and IK-412 programs.

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

MEK Inhibitor Patent Families

As of February 12, 2025, we solely own three patent families related to MEK inhibitors, compositions thereof, and methods of their use. Any U.S. or foreign patents that issue from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire from 2042 to 2044, not including any patent term adjustment, patent term extension or supplementary protection certificate (“SPC”). These patent families are described in more detail below.

•
We have one MEK patent family directed to a first collection of MEK inhibitors, compositions thereof, and methods of their use. As of February 12, 2025, this MEK patent family contains one pending U.S. application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, Australia, Canada, India, and South Korea. Any U.S. or foreign patents that issue from this MEK patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2042, not including any patent term adjustment, patent term extension, or SPC.
•
We have one MEK patent family directed to a second collection of MEK inhibitors, compositions thereof, and methods of their use. As of February 12, 2025, this MEK patent family contains one issued U.S. patent, one pending U.S. non-provisional application, and pending applications in foreign jurisdictions, such as Europe, Japan, China, Australia, Canada, India, South Korea, Argentina and Taiwan. The issued U.S. patent includes composition of matter claims encompassing IK-595. Our issued U.S. patent and any U.S. or foreign patents that issue in the future from this MEK patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2043, not including any patent term adjustment, patent term extension, or SPC.
•
We have one MEK patent family directed to combinatorial methods of using MEK inhibitors. As of February 12, 2025, this MEK patent family contains one pending PCT application. Any U.S. or foreign patents that issue from this MEK patent family, if granted and all appropriate maintenance fees paid, are expected to expire in 2044, not including any patent term adjustment, patent term extension, or SPC.

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

Commercialization

Subject to receiving marketing approvals, we would expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates as well as for clinical testing and commercial manufacture if our product candidates receive marketing approval.

All of our drug candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry appears amenable to scale-up and does not currently require unusual equipment in the manufacturing process. If we continue to progress the development of our product candidates, we expect to rely on contract manufacturing facilities for our product candidate production needs.

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

The FDA reviews all submitted NDAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs and the review process is often extended by FDA requests for additional information or clarification.

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

Accelerated approval is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, adequate and well-controlled additional post-approval confirmatory trials to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require that such trials be underway prior to approval or within a specific time period after accelerated approval is granted. Additionally, under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or an indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

Other Healthcare Laws

Healthcare providers, physicians, and third-party payors, both governmental and commercial, will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, price reporting, consumer protection and patient data privacy and security laws and regulations.

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

Current and Future Healthcare Reform Legislation

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (later increased to 70%, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Furthermore in August 2022, the Inflation Reduction Act was enacted, which among other things: allows for the Centers for Medicare & Medicaid Services to impose price controls for certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D.

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

In the European Union (“EU”), pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

•
Centralized procedure—The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional countries of the European Economic Area (Iceland, Lichtenstein and Norway) (“EEA”). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue engineered products) and products with a new active substance indicated for the treatment of certain diseases, which includes products for the treatment of cancer. For medicines that do not fall within one of the mandatory categories, an applicant still has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency (“EMA”) as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. If pursuing a marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) is responsible for conducting an initial assessment of whether a product meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk ratio. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application (“MAA”) by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
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

Similar to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and, the EU and the UK have concluded a trade and cooperation agreement (“TCA”) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, the UK has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended). The regulatory regime in the UK therefore aligns in many ways with current EU regulations, however it is likely that these regimes will diverge significantly in the future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.

As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labeled “UK only”, indicating they are not for sale in the EU.

Human Capital

As of February 28, 2025, we had 10 full-time employees, of which three have M.D. or Ph.D. degrees. Within our workforce, three employees are engaged in research and development and seven are engaged in business development, finance, legal, human resources, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Available Information

Our website address is https://www.ikenaoncology.com/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Risks Related to Our Strategic Alternatives Review Process

Failure to complete, or delays in completing, the proposed Merger with Inmagene could materially and adversely affect our results of operations, business, financial results and/or stock price.

We undertook a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a merger.

On December 23, 2024, we entered into the Merger Agreement with Insight Merger Sub I, an exempted company with limited liability incorporated and existing under the laws of the Cayman Islands and our direct wholly owned subsidiary (“Merger Sub I”), Insight Merger Sub II, an exempted company with limited liability incorporated and existing under the laws of the Cayman Islands and our direct wholly owned subsidiary (“Merger Sub II” and, collectively with Merger Sub I, “Merger Subs”), and Inmagene, an exempted company with limited liability incorporated and existing under the laws of the Cayman Islands, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the first effective time, Merger Sub I will be merged with and into Inmagene with Inmagene surviving as our wholly-owned subsidiary, and at the second effective time, Inmagene will be merged with and into Merger Sub II with Merger Sub II surviving as our wholly-owned subsidiary (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger and related transactions, (a) each then-outstanding share of Inmagene (including shares of Inmagene ordinary shares issued upon conversion of Inmagene preferred shares) will be converted into the right to receive a number of shares of our common stock calculated in accordance with the Merger Agreement and (b) each then-outstanding option to purchase Inmagene ordinary shares will be converted into an option to purchase our common stock, subject to adjustment as set forth in the Merger Agreement.

The closing of the Merger is subject to approval by our stockholders and shareholders of Inmagene as well as other customary closing conditions. If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications. Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the Merger, which could materially and adversely affect our results of operations, business, financial results and/or stock price. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the proposed Merger will be successfully consummated or that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.

Risks related to the failure to consummate, or delay in consummating, the proposed Merger with Inmagene include, but are not limited to, the following:

•
we would not realize any or all of the potential benefits of the Merger, which could have a negative effect on our results of operations, business or stock price;
•
under some circumstances, we may be required to pay a termination fee to Inmagene of $5.0 million, with expense reimbursement of up to $1.0 million credited against the payment of any such termination fee;
•
we would remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•
the trading price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the Merger will be completed;
•
the attention of our management and employees may have been diverted to the Merger rather than to our historical operations and the pursuit of other opportunities that could have been beneficial to us;
•
we could be subject to litigation related to any failure to complete the Merger;
•
we could potentially lose key personnel during the pendency of the Merger; and

•
under the Merger Agreement, we are subject to certain customary restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our common stock price.

If we do not successfully consummate the Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements or policies with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In January and May 2024, we undertook a strategic realignment that significantly reduced our workforce in order to conserve our capital resources. As of February 28, 2025, we had only 10 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain these remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. Our cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

Even if we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and exposes us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected transaction costs;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with third parties of any acquired business due to changes in management and ownership;
•
inability to retain our key employees or those of any acquired business; and

•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If we do not complete the Merger, we may face substantial competition for attractive counterparties for any proposed strategic transactions.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue an alternative strategic transaction. We may face substantial competition for attractive counterparties for any proposed strategic transactions. For example, there may be many other biotechnology and pharmaceutical companies that halt development of their programs and instead choose to pursue strategic transactions like the ones we have been exploring in connection with our strategic review process. These companies may possess greater financial and managerial resources than we do, and they may have more attractive product candidates, intellectual property or other assets. As a result, these other companies may prove to be more attractive than us to counterparties pursuing strategic transactions. There can be no assurance that its strategic review process will result in us pursuing a transaction, or that any transaction, if pursued, will be completed on terms favorable to us and our stockholders.

We have never paid and, other than in connection with the Merger, do not intend to pay any cash dividends in the foreseeable future, so any returns will be limited to the value of our capital stock.

We have never paid cash dividends on any of our capital stock. We currently anticipate that we will retain future earnings and do not anticipate declaring or paying any cash dividends for the foreseeable future, other than any dividend contemplated under the Merger Agreement. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or with other terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

We may become involved in litigation, including securities class action litigation, which could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value its stockholders receive in any such transaction.

Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements

We are a targeted oncology company with a limited operating history.

We commenced operations in 2016 and are a targeted oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and there is no assurance that we will obtain approvals in the future. If we continue to progress the development of our product candidates, we expect to continue to incur expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have incurred significant net losses since our inception and, if we continue to progress the development of our product candidates, anticipate that we will continue to incur losses for the foreseeable future.

Our net losses were $49.2 million and $68.2 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $331.6 million as of December 31, 2024. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. If we continue to progress the development of our product candidates, we expect that our research and development expenses could increase significantly. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing, and manufacturing expenses. As a public company, we will continue to incur additional costs for the foreseeable future that we did not incur as a private company. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. If we continue to progress the development of our product candidates, our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

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
•
the cost of manufacturing our product candidates and products, should they receive regulatory approval, which may vary depending on the quantity of production and the terms of our agreements with manufacturers; expenditures that we may incur to develop product candidates;
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

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We have no products approved for commercial sale and have not generated any revenue from product sales.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated minimal collaborative revenue from our product candidates and have not generated revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our product candidates. If we continue to progress the development of our product candidates, our ability to generate revenue will depend on a number of factors, including, but not limited to, our ability to:

•
successfully complete clinical studies for our IK-595 program;

•
timely file and obtain clearance of INDs by the FDA or comparable clinical trial applications by foreign regulatory authorities, for any programs in order to commence future clinical trials;
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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not develop and receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We may require additional capital to finance our operations, which may not be available on acceptable terms, or at all. If we continue to progress the development of our product candidates and are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our efforts.

The development of pharmaceutical products is capital-intensive. We are conducting clinical trials for multiple product candidates. We expect our expenses to significantly increase if we continue to progress the development of our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We also continue to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate certain of our research and development or future commercialization efforts.

On May 17, 2023, we completed an underwritten registered offering (“URO”), of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share. On August 4, 2023, we acquired Pionyr Immunotherapeutics, Inc. (“Pionyr”), in accordance with the terms of the Agreement and Plan of Merger, dated August 4, 2023 (the “Pionyr Merger Agreement”). Under the terms of the Pionyr Merger Agreement, at the closing of the acquisition, we acquired all of Pionyr’s assets, including approximately $48.0 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the our common stock (including 153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock, also at the purchase price of $7.15 per share, each share of which was subsequently converted into one share of the our common stock at a special shareholders meeting on October 11, 2023. As a result of the January Restructuring (as defined below) that we completed in the first quarter of 2024 and the May Restructuring (as defined below) that we completed in the third quarter of 2024, and the associated anticipated reduction in our operating expenses, we expect that our cash, cash equivalents and marketable securities are sufficient to fund our operations for at least 12 months following the date of this filing. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if developed and approved, may not achieve commercial success. Commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives.

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

We also could be required to seek funds through arrangements with additional collaborators or otherwise at an earlier stage than otherwise would be desirable. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, grant licenses on terms that may not be favorable to us or grant rights to develop and market our product candidates that we may otherwise develop and market ourselves, any of which may have a material adverse effect on our business, operating results and prospects.

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

In light of recent macroeconomic conditions and our strategic decisions, we have made, and will continue to make, judgments as to whether we should further reduce or otherwise change our workforce. For example, in the first quarter of 2024, we implemented the January Restructuring, a plan to reduce our workforce by approximately 35%, to align our workforce with our strategy to focus on our clinical stage, targeted oncology programs, IK-930 and IK-595. Furthermore, in the second quarter of 2024, we implemented the May Restructuring, a plan to discontinue the clinical development of IK-930, continue clinical development of IK-595, and reduce our workforce by approximately 53%. Such workforce reductions, and any other future reductions, and the attrition that may occur following them, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Furthermore, the Restructurings, and other additional measures we might take to reduce costs, could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans, or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results, and financial condition. We may not complete current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies, or other benefits of such activities.

Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates

If we continue to progress the development of our product candidates, we may not be able to successfully complete clinical trials for our ongoing targeted oncology program or our current product candidate.

To date, we have limited experience with completing clinical trials. We have not yet demonstrated our ability to successfully complete later-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Before commencing certain clinical trials, we may finalize the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but not limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, the MAA, the EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

If we continue to progress the development of our product candidates and are required to conduct additional preclinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive, or are only modestly positive, or, if there are safety concerns, we may:

•
not obtain regulatory approval at all;
•
be delayed in obtaining regulatory approval for our product candidates;
•
obtain regulatory approval for indications or patient populations that are not as broad as intended or desired;
•
continue to be subject to post-marketing testing requirements; or
•
experience having the product removed from the market after obtaining regulatory approval.

Our lead program is focused on the development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers, which is a rapidly evolving area of science, and the approach we have taken to discover and develop drugs is novel and may never lead to approved or marketable products.

The discovery and development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genetic alterations targeted by our programs drive the formation and spread of cancer, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and if we continue to progress the development of our product candidates, we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients with specific target alterations, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type, commercialize our product candidates and achieve profitability.

Clinical product development involves a lengthy and expensive process, with an uncertain outcome.

Our ongoing clinical trials, and future clinical trials if we continue to progress the development of our product candidates, may not be successful. It is impossible to predict when, or if, any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our future and ongoing clinical trials may not be successful.

If we continue to progress the development of our product candidates and are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

If we continue to progress the development of our product candidates, in connection with the clinical development of our product candidates for certain indications, we may engage third parties to develop or otherwise obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our products that receive regulatory approval. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

If we continue to progress the development of our product candidates, we intend to rely on third parties for the design, development, and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain regulatory approval, and we may not realize the full commercial potential of any of these therapeutic products that obtain regulatory approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic product candidates.

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

If we continue to progress the development of our product candidates, we may incur additional costs or experience delays in initiating or completing, or ultimately be unable to complete, development and commercialization.

We may experience delays in initiating or completing clinical trials, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future INDs. Additionally, if we continue to progress the development of our product candidates, we cannot be certain that nonclinical studies or clinical trials for our product candidates will not be delayed, require redesign, will enroll an adequate number of subjects on time, or will be completed on schedule, if at all. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates if development continues to progress, including:

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

Our product development costs will also increase if we continue to progress development and experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

If we continue to progress the development of our product candidates and experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

If we continue to progress the development of our product candidates, we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. For example, because we are focused on patients with specific genetic mutations or biomarkers for the development of our targeted oncology program, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

In addition to the competitive trial environment, the eligibility criteria of our ongoing clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit, or enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

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

If we continue to progress the development of our product candidates, we anticipate that certain product candidates will be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

If we continue to progress the development of our product candidates, certain product candidates have the potential to be administered in combination with other targeted therapies or checkpoint inhibitor immunotherapies, and other standards of care, like chemotherapies, or radiotherapy. Our ability to develop and ultimately commercialize product candidates used in combination with osimertinib, or checkpoint inhibitor immunotherapies or other targeted therapies, will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Results from early preclinical studies and clinical trials of our programs and product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials of our programs and product candidates. If we continue to progress the development of our product candidates and cannot replicate the results from our earlier preclinical studies and clinical trials of our programs and product candidates in our later preclinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

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

If we continue to progress the development of our product candidates, we may not be able to file INDs, or similar applications for our programs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA or other regulatory authorities may not permit us to proceed.

If we continue to progress the development of our product candidates we plan to progress candidates to INDs or similar applications, however, we may not be able to file such INDs or similar applications on the timelines we expect. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or similar applications to a new IND or similar application. Any failure to file INDs or similar applications on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our clinical trials or those of our current or future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our targeted oncology programs and our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of our clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. It is likely, as is the case with many oncology therapies, that there may be side effects associated with the use of our product candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

We plan to develop certain of our product candidates, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates, in combination with other cancer therapies, may make it difficult to accurately predict side effects in future clinical trials. As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition, and prospects.

Some of our product candidates modulate pathways for which there are currently no approved or effective therapies, and utilize novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

Some of our product candidates modulate pathways for which there are currently no approved or effective therapies, which may result in uncertainty if development continues to progress. We have historically selected programs for cancer driver targets based on compelling biological rationale. We have also explored new programs based on extensive preclinical data analysis which sometimes cannot predict efficacy or safety in humans.

Some of our product candidates utilize novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects. We utilize structural biology in tight integration with our medicinal chemistry and biology capabilities to predict and design the compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. A disruption in any of these capabilities may have significant adverse effects in our ability to expand our pipeline if we continue to progress the development of our product candidates, and we cannot predict whether we will continue to have access to these capabilities in the future to support our potential pipeline development. In addition, there can be no assurance that we will be able to rapidly identify, design and synthesize the necessary compounds or that these or other problems related to the development of product candidates will not arise in the future, which may cause significant delays or we raise problems we may not be able to resolve.

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

We currently conduct additional clinical trials outside the United States, including in the United Kingdom, Australia, and other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence, and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. The EMA, the MHRA and many other comparable foreign regulatory bodies have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA, the MHRA, or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States, the EU, the United Kingdom, or the applicable jurisdiction. If the FDA, the EMA, or the MHRA, or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

If we continue to progress the development of our product candidates, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional product candidates, our business could be materially harmed.

If we continue to progress development, research programs to pursue the development of our product candidates for additional indications and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications, yet fail to yield results for clinical development for a number of reasons, including:

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

Because we have limited financial and human resources, we initially focused on research programs and product candidates for a limited set of indications. As a result, opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success were not prioritized. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Accordingly, if we continue to progress the development of our product candidates, there can be no assurance that we will ever be able to identify additional therapeutic opportunities, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on other potential programs that ultimately prove to be unsuccessful.

If we continue to progress the development of our product candidates and are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. Currently, all of our product candidates are in discovery, preclinical or clinical development, and we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, if we seek to develop them in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing our product candidates.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If we continue to progress the development of our product candidates and the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical studies or clinical trials, approval may be delayed, if obtained at all. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in regulatory approval policies during the development period, changes in or enactment of additional statutes or regulations, or changes in regulatory review policies for each submitted NDA, PMA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Even if we were to complete development and obtain regulatory approval, regulatory authorities may approve any product candidates for fewer or more limited indications than we request, thereby narrowing the commercial potential of the product candidate. In addition, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we continue to progress the development of our product candidates and experience delays in obtaining, or if we fail to obtain, approval, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

Pandemics, epidemics, or any outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the continued development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Such global outbreaks of infectious diseases could materially and adversely impact our operations, including, without limitation, our nonclinical studies or clinical trial operations and our ability to recruit and retain patients and principal investigators and site staff. For example, if we continue to progress the development of our product candidates we may experience delays in initiating IND-enabling studies, enrolling our clinical trials, or dosing of patients in our clinical trials, and activating new trial sites, as well as protocol deviations. Any negative impact a public health crisis has on patient enrollment or treatment or the execution of our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

If we continue to progress the development of our product candidates, we may need to reformulate our product candidates which could require additional nonclinical studies or clinical trials and delay the development or regulatory approval of such product candidates.

New risks, pharmacokinetic variability, and side effects associated with our product candidates may be discovered during clinical testing. Our product candidates also may experience stability issues. For these or other reasons, if we continue to progress the development of our product candidates we may need to reformulate them. Such reformulation may require us to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our product candidate. Reformulating a product candidate may also result in a delay in continuing a clinical trial. There can be no assurance that we will not experience delays in the completion of a clinical trial or in the commencement and completion of our future trials due to the need to reformulate our product candidates and subsequently discuss with or receive authorization from regulatory authorities to implement these changes in clinical trials. Additionally, reformulating a product candidate may cause us to experience a shortage in supply or cause the cost to manufacture our product candidate to increase. Any reformulation of our product candidates could substantially increase the costs and expenses of developing our product candidates and delay such development and marketing approval.

Risks Related to Commercialization

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do if we continue to progress development.

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and genetic diseases. There are other companies focusing on targeted oncology to develop therapies in the fields of cancer and other diseases. We also compete more broadly across the market for cost-effective and reimbursable cancer treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, the indications for which our product candidates are approved for sale, acceptance by the medical community and patient access, product pricing, and reimbursement. The number of patients with the cancers and solid tumors for which our product candidates may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. If we continue to progress development of our product candidates, our prioritization of development of certain product candidates over others may prove to be the wrong choice and adversely affect our business.

If we continue to progress the development of our product candidates and our product candidates do not achieve broad market acceptance, the revenue that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if we continue to progress development and our current product candidates and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not become profitable or may be significantly delayed in achieving profitability. Market acceptance of our current product candidates and any future product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective or safer treatments enter the market. If public perception is influenced by claims that the use of targeted oncology is unsafe, whether related to our or our competitors’ products, our products may not be accepted by the general public or the medical community. Future adverse events in targeted oncology, immune-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements, and potential regulatory delays in the testing or approvals of our product candidates.

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
•
potential product liability claims.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by CMS, since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. However, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the drug product. Further, a payer’s decision to provide coverage for a drug product does not imply that the payor will provide adequate reimbursement. Reimbursement agencies in the EU may be more conservative than CMS. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we develop and commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

We, our principal investigators and our CROs are required to comply with regulations, including GCPs for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators, and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with cGMP regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we designed clinical trials, these trials are conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, if pursued, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

If we continue to progress the development of our product candidates and any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such a scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

Our product candidates may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

The third parties upon whom we rely for the supply of the active pharmaceutical ingredients used in our product candidates are our sole source of supply, and if we continue to progress the development of our product candidates, the loss of any of these suppliers could significantly harm our business.

The active pharmaceutical ingredients (“API”) used in our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization.

We are also unable to predict how changing global economic conditions or potential global health concerns will further affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

If we continue to progress the development of our product candidates, we intend to identify and qualify additional manufacturers to provide such API prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
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

Changes in the FDA, other government agencies or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business if we continue to progress the development of our product candidates. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business if we continue to progress the development of our product candidates. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS as well as through local state Medicaid programs could have a significant impact on our business. For more information, please see Item 1 “Business – Governmental Regulation – Current & Future Healthcare Reform Legislation.”

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

If we continue to progress the development of our product candidates, our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any products on the market, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business if we continue to progress development of and begin commercializing our product candidates. Healthcare entities, physicians and other providers, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see Item 1 “Business – Government Regulation - Other Healthcare Laws.”

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

Even if we continue to progress the development of and receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if developed and approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

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

In particular, we have experienced a very competitive hiring environment in Boston, Massachusetts, where we are headquartered. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we continue to progress the development of our product candidates and are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

We and our third-party providers may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our business, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cybersecurity incident or data breach could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Cybersecurity incidents could include industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Like other companies in our industry, we, and third parties related to us, have experienced, and will continue to experience, threats and cybersecurity incidents relating to our information technology systems and infrastructure. A successful cybersecurity incident or data breach could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we develop and maintain systems and controls designed to prevent these events from occurring, there can be no assurance our internal information technology systems or those of our third-party vendors will be sufficient to protect against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, information security incident, data breach, or insider threat attacks. If we were to experience an attempted or successful cybersecurity attack on our information systems or a data breach, the costs associated with the investigation, remediation and potential notification of the attack to counterparties, data subjects, regulators or others, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, could be material. In addition, following any such attack, our remediation efforts may not be successful. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies, and potentially disrupt our business.

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

Additionally, the CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar comprehensive privacy laws have been passed in numerous other states. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. In addition to these comprehensive consumer privacy laws, a small number of states have also enacted laws focused on particular aspects of privacy. For example, the state of Washington has enacted a law, which went into effect on March 31, 2024, that regulates the privacy of medical and health related information not subject to HIPAA, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. A small number of states have also passed laws that regulate biometric information.

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

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Issues in the development and use of artificial intelligence (“AI”), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, in the U.S., a number of states have proposed and passed laws regulating various uses of AI. In Europe, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — which entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026 — imposes significant obligations on providers and deployers of high risk artificial intelligence systems and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems.

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

We have successfully integrated our past acquisitions of Arrys Therapeutics, Inc., Amplify Medicines, Inc. and Pionyr, however, if we are unsuccessful in integrating any future acquisitions, it could impede us from realizing all of the benefits of those acquisitions and could weaken our business operations or future prospectus. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties of integrating an acquisition include, among other things:

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

If we continue to progress the development of our product candidates, expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of February 28, 2025, we had 10 full-time employees. If we advance our development programs in the future, we will be required to increase the number of our employees and the scope of our operations, particularly as we function as a public company and grow in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The dual class structure of our common stock may limit our stockholders’ ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation that entities affiliated with or managed by certain of our stockholders will hold an aggregate of 6,368,586 shares of our non-voting common stock, out of a total of 6,368,586 shares of our non-voting common stock issued and outstanding. Upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 9.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock. Consequently, the holders of our non-voting common stock who have exercised their option to make this conversion, will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit our stockholders’ ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2024, we had federal and state net operating loss carryforwards of approximately $191.5 million and $205.5 million, respectively, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our net operating losses or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized. Under the current law, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State net operating loss carryforwards and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

In addition, inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. The United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. Potential instability throughout the banking industry and their potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price.

U.S. and global markets have also generally experienced volatility and disruption following the 2024 presidential election in the U.S., escalation of geopolitical tensions, the start of the military conflict between Russia and Ukraine, and evolving events in Israel and Gaza. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the EU, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

We have an employee security awareness training program that is designed to raise awareness of cybersecurity threats across functions, as well as to encourage consideration of cybersecurity risks across our company. As part of this employee training program, we periodically conduct phishing simulations designed to raise employee awareness of such risks.

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

Cybersecurity Governance

We leverage the support of third-party information technology and security providers for the maintenance of our cybersecurity risk management processes, including the day-to-day oversight of the assessment and management of cybersecurity risks. These third-party providers directly report to, and meet periodically with, our Senior Vice President of Finance and Administration to discuss and review our cybersecurity risk management processes.

Our board of directors has delegated oversight of our company’s cybersecurity risk management to our audit committee. The audit committee, pursuant to the audit committee charter, is responsible for reviewing our company’s information security and technology risks (including cybersecurity), including high-level review of the threat landscape facing our company and our company’s strategy to mitigate cybersecurity risks and potential breaches. We have a process for our Senior Vice President of Finance and Administration and/or our Chief Financial Officer, as appropriate, to provide periodic updates to the audit committee on the status of our cybersecurity program and on an as needed basis.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Boston, Massachusetts where we lease and occupy 20,752 square feet of office, laboratory and animal care space. The lease (the “Boston lease”), commenced on February 19, 2021, and the term is expected to expire on May 31, 2026.

We also lease 28,029 square feet of office and laboratory space in San Francisco, California, which is currently subleased by third parties. The lease (the “San Francisco lease”), was acquired in the acquisition of Pionyr Immunotherapeutics, Inc. on August 4, 2023 and is expected to expire on April 30, 2027.

We believe the Boston lease is sufficient for our needs for the foreseeable future.

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

Holders of Our Common Stock

As of February 28, 2025, there were approximately 42 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our business strategy and do not anticipate paying cash dividends in the foreseeable future, other than any dividend contemplated under the Merger Agreement. Payment of future dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including our financial condition, operating results, capital requirements and any plans for expansion.

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

Overview

We have historically been a clinical stage, targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance. Our approach has been to target both cancer-driving targets and mechanisms of resistance to other therapies. Our program in the RAS pathway, IK-595, is a molecular glue designed to trap MEK and RAF in an inactive complex, more completely inhibiting RAS signals than existing inhibitors. Since we commenced operations in 2016, we have advanced multiple product candidates into clinical development. We have not had any products approved for sale and have not generated any revenue from product sales.

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

On May 28, 2024, we announced our intention to explore, review and evaluate strategic options. Based on a review of clinical data to date, available resources, and our strategic priorities, we discontinued development of IK-930, a selective TEAD1 small molecule inhibitor of the Hippo signaling pathway. Our board of directors also approved a workforce reduction of approximately 53% (the “May Restructuring” and together with the January Restructuring, the “Restructurings”). The May Restructuring resulted in the termination of 18 employees through September 30, 2024.

In June 2024, our board of directors approved up to $1.3 million of retention payments to employees, subject to remaining actively employed with us. In January 2025, our board of directors approved up to an additional $0.5 million of retention payments to employees, subject to remaining actively employed with us through the applicable payment date.

After a comprehensive review of strategic alternatives, on December 23, 2024, we entered into the Merger Agreement with Merger Sub I and Merger Sub II, our direct, wholly owned subsidiaries, and Inmagene, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Inmagene, with Inmagene surviving as our direct, wholly owned subsidiary (the “Surviving Entity,” and such transaction, the “First Merger”) and immediately after the First Merger, the Surviving Entity will merge with and into Merger Sub II with Merger Sub II surviving as our direct, wholly owned subsidiary (such transaction, the “Second Merger”). If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications.

Concurrently with the execution of the Merger Agreement, we entered into Subscription Agreements with certain accredited investors (“Subscription Agreements”), pursuant to which they have agreed to purchase, immediately following the Merger, shares of our common stock for an aggregate purchase price of approximately $75.0 million. The consummation of this transaction is conditioned upon the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the Subscription Agreements. The Merger and related financing are expected to close in mid-2025.

Concurrently with the execution of the Merger Agreement, we also entered into a Loan and Security Agreement (the “Loan Agreement”) with Inmagene, pursuant to which we will lend to Inmagene up to $22.5 million, consisting of (i) an initial term loan of $7.5 million, which was funded in December 2024 and (ii) additional term loans in increments of $7.5 million, subject to certain drawdown conditions (collectively, the “Term Loan Advances”). The Term Loan Advances shall bear interest, on the outstanding daily balance thereof, at a rate equal to 6.0% per annum, and may be prepaid at any time without premium or penalty. The Term Loan Advances shall be secured by certain Inmagene assets in respect of its anti-OX40 monoclonal antibody asset, IMG-007. If the Merger Agreement is terminated, the Term Loan Advances shall mature and the Loan Agreement shall terminate on the date that is six months following the termination of the Merger Agreement. Upon consummation of the Merger, all unpaid Term Loan Advances and accrued interest shall be automatically forgiven and the Loan Agreement shall terminate.

Immediately prior to the effective time of the First Merger, we are expected to enter into the CVR Agreement with the Rights Agent pursuant to which our pre-Merger common stockholders will receive one CVR for each outstanding share of our common stock held by such stockholder on such date. Pursuant to the CVR Agreement, each CVR holder will be entitled to receive (i) 100% of the net proceeds, if any, received by us as a result of CVR Payments made to us, such as milestone, royalty or earnout payments, received under any disposition agreements related to the CVR Assets entered into prior to the closing date of the Merger and (ii) 90% of the net proceeds, if any, received by us as a result of CVR Payments received under any disposition agreement related to the CVR Assets, including but not limited to, IK-595, entered into after the closing date of the Merger and prior to the first anniversary of the Merger closing. Such proceeds will be subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred by us or our affiliates, and losses incurred or reasonably expected to be incurred by us or our affiliates due to a third-party proceeding in connection with a disposition and certain wind-down costs. The CVR Payments, if any, will become payable to the Rights Agent for subsequent distribution to the CVR holders. In the event that no such proceeds are received during the term of the CVRs, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that any CVR holders will receive any CVR Payments.

Our future operations are highly dependent on the success of the Merger or another strategic alternative and there can be no assurances that the Merger or any other strategic transaction will be successfully consummated or lead to increased stockholder value. If the strategic review process is unsuccessful, our board of directors may decide to pursue a dissolution and liquidation.

In parallel, clinical development of IK-595, our dual MEK-RAF inhibitor has continued. The RAS pathway is implicated in at least half a million new cancer diagnoses each year in the United States alone. Our goal is to achieve deep and sustained responses through targeting the pathway on multiple levels and leveraging the biology of known resistance mechanisms in our therapeutic design. We nominated IK-595 as our development candidate in our RAS pathway program in November 2022. IK-595 is designed to robustly inhibit MEK-RAF by gluing MEK and the RAFs (A, B, and C) in an inactive complex, thus more completely inhibiting RAS signals than existing inhibitors. IK-595’s potential ability to complex CRAF, in particular, has been shown in preclinical models to prevent a well-recognized signaling bypass mechanism that cancer cells employ to drive therapeutic resistance to other MEK and RAF drugs in this class. In addition, trapping CRAF in an inactive complex has been shown in preclinical models to prevent the kinase independent anti-apoptotic function in RAS and RAF mutant cancers, a mechanism that cannot be addressed with first generation MEK inhibitors or pan-RAF inhibitors. We are developing IK-595 as an oral therapy, with a half-life designed to enable a pharmacokinetic profile that we believe can be potentially superior to other pathway inhibitors, with the goal of optimizing the therapeutic window for patients. We treated the first patient in the dose escalation Phase 1 study of IK-595 in December 2023. In May 2024, we reported the observation of promising early pharmacokinetics and pharmacodynamics activity, with dose dependent exposure and target modulation measured in the blood. A total of 51 patients with advanced tumors and MAPK alterations have been enrolled and treated to date. We are actively exploring strategic options for the continued development of IK-595.

We have continued to divest and explore strategic alternatives related to data, technology and other intellectual property rights related to our historical business that were not in active development and which we do not consider material. Through the date of this filing, we have sold assets and out-licensed technologies for a combination of up-front payments totaling $1.9 million and potential contingent milestone payments and future royalties.

Financial Operations

Since inception, we have incurred significant operating losses. Our net losses were $49.2 million and $68.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $331.6 million.

We expect to continue to incur costs and expenditures in connection with consummating the Merger and the continued process of exploring strategic options for the continued development of IK-595 and certain other legacy programs. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger. The process of continuing to evaluate strategic transactions and pursuing the Merger may be very costly, time-consuming and complex, and we have incurred, and may in the future incur, significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges.

Should we continue to progress the development of our product candidates, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. In addition, we will incur substantial research and developments costs and other expenditures to develop such product candidates, particularly as we:

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

As a result, should we continue to progress the development of our product candidates, we will need substantial additional funding to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity instruments, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates.

If we continue to progress the development of our product candidates, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain marketing approval for our product candidates. The lengthy process of securing marketing approvals for new drugs requires the expenditure of substantial resources. Any delay or failure to obtain regulatory approvals would materially adversely affect the development efforts of our product candidates and our business overall. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

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

Bristol-Myers Squibb paid a total of $95.0 million in aggregate upfront consideration related to the Bristol-Myers Squibb Collaboration Agreement and Stock Purchase Agreement. The IK-412 and IK-175 programs were eligible for opt-in through early 2024. On January 17, 2024, Bristol-Myers Squibb notified us of its decision not to opt-in on the IK-175 program. In addition, Bristol-Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, we regained full global rights to the IK-175 and IK-412 programs.

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

Research and development activities have historically been central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses would increase substantially in connection with clinical development activities in the future if we continue to progress the development of our product candidates. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that would be necessary to complete the clinical development of, or obtain regulatory approval for, any product candidates.

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
•
the size and cost of any future clinical trials for product candidates in our pipeline;
•
the costs associated with the development of any programs we identify in-house or acquire through collaborations and other arrangements and the success of such collaborations;
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
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from pandemics or similar public health crisis; and
•
our ability to maintain a continued acceptable safety profile for our therapies following approval.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, auditing, tax services, and insurance costs. We expect our general and administrative expenses to decrease in the future due to our previous workforce reductions and reduced level of business activities. We do expect to incur significant costs, however, related to the Merger, including legal, accounting and advisory expenses and other related charges.

Restructuring and Other Charges

Restructuring and other charges consist of costs incurred related to the Restructurings including employee-related costs and impairment of assets held for sale.

Other Income (Expense)

Other income (expense) consists of investment income and other income (expense). Investment income consists of interest earned on invested cash balances. Other income (expense) consists of miscellaneous income (expense) unrelated to our core operations.

Income Tax (Expense) Benefit

Income tax (expense) benefit is based on our estimate of taxable income, applicable income tax rates, net research and development tax credits, net operating loss carryforwards, changes in valuation allowance estimates and deferred income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Collaboration revenue	$—	$9,160	$(9,160)	(100)%
Operating expenses:
Research and development	30,875	59,652	(28,777)	(48)%
General and administrative	23,679	24,925	(1,246)	(5)%
Restructuring and other charges	4,419	—	4,419	100%
Total operating expenses	58,973	84,577	(25,604)	(30)%
Loss from operations	(58,973)	(75,417)	16,444	(22)%
Other income, net	9,891	7,089	2,802	40%
Loss before income taxes	(49,082)	(68,328)	19,246	(28)%
Income tax benefit (expense)	(152)	162	(314)	(194)%
Net loss	$(49,234)	$(68,166)	$18,932	(28)%

Collaboration Revenue

Collaboration revenue was related to the Bristol-Myers Squibb Collaboration Agreement for the IK-175 and IK-412 programs which was executed in January 2019. The decrease in revenue during the year ended December 31, 2024, as compared to 2023, was due to completion of research activities under the collaboration in 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Direct research and development expenses by program:
IK-930	$8,684	$11,608	$(2,924)	(25)%
IK-595	9,682	8,068	1,614	20%
IK-175	480	2,677	(2,197)	(82)%
Discovery and other programs	1,092	10,218	(9,126)	(89)%
Unallocated expense:
Personnel related (including stock-based compensation)	8,186	19,571	(11,385)	(58)%
Other research and development cost	2,751	7,510	(4,759)	(63)%
Total research and development expenses	$30,875	$59,652	$(28,777)	(48)%

Research and development expense decreased by $28.8 million from $59.7 million for the year ended December 31, 2023 to $30.9 million for the year ended December 31, 2024 primarily due to the prioritization of our clinical stage program, IK-595, and the discontinuation of our discovery efforts. Personnel related expenses decreased by $11.4 million primarily due to reductions in our headcount. Other research and development costs decreased by $4.8 million primarily due to the discontinuation of early discovery efforts. Costs incurred in our discovery and other programs decreased by $9.1 million due to prioritization of our clinical stage programs and a refund of manufacturing costs and close-out credits from the final close-out of the Pionyr clinical studies. Costs related to IK-930 decreased by $2.9 million due to timing of manufacturing activities, completion of patient enrollment and wind down of the clinical trial. Costs related to IK-175 decreased by $2.2 million due to completion of the clinical trial. Costs related to IK-595 increased by $1.6 million primarily due to increased clinical costs, partially offset by a decrease in manufacturing and preclinical costs as we advanced IK-595 into the clinic.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
General and administrative	$23,679	$24,925	$(1,246)	(5)%

The decrease in general and administrative expense from the year ended December 31, 2023 to the year ended December 31, 2024 of $1.2 million was primarily attributable to a decrease in personnel related costs due to reductions in our headcount and decreases in insurance costs, partially offset by increased facility costs and costs relating to the Merger.

Restructuring and Other Charges

For the year ended December 31, 2024, restructuring and other charges primarily included employee separation costs of $2.4 million, retention expense of $1.0 million and non-cash charges for the modification of certain equity awards of $0.3 million related to the Restructurings. Restructuring and other charges also included an impairment of property and equipment held for sale of $0.7 million, which was subsequently sold.

Other Income (Expense)

Investment income was $7.4 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively.

Other income (expense), net consisted of other income of $1.5 million recorded in connection with our asset sale, including intellectual property related to our AHR agonist, and sublease income of $1.0 million related to our Pionyr lease. Other income (expense), net was not significant for the year ended December 31, 2023.

Income Tax Benefit (Expense)

Income tax expense of $0.2 million for the year ended December 31, 2024 related primarily to state income taxes. Income tax benefit of $0.2 million for the year ended December 31, 2023 was due to the acquisition of Pionyr, partially offset by state income taxes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol-Myers Squibb Collaboration Agreement, from the sale of common stock in our IPO and URO, and most recently, through the acquisition of Pionyr. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $124.4 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(46,004)	$(79,743)
Net cash provided by (used in) investing activities	(34,903)	64,144
Net cash provided by financing activities	—	75,980
Net increase (decrease) in cash, cash equivalents and restricted cash	$(80,907)	$60,381

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts, and related infrastructure.

During the year ended December 31, 2024, operating activities used $46.0 million of cash, primarily resulting from our net loss of $49.2 million and net cash used by changes in our operating assets and liabilities of $4.0 million, partially offset by net non-cash charges of $7.2 million, which included an impairment for assets held for sale of $0.7 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2024, consisted primarily of a $3.7 million decrease in accounts payable and accrued expenses and a $3.2 million decrease in operating lease liabilities, partially offset by a $2.4 million decrease in deposits and other assets and a $0.4 million decrease in prepaid expenses and other current assets.

During the year ended December 31, 2023, operating activities used $79.7 million of cash, primarily resulting from our net loss of $68.2 million and net cash used by changes in our operating assets and liabilities of $21.7 million, partially offset by net non-cash charges of $10.1 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2023, consisted primarily of a decrease of $9.2 million in deferred revenue, a $10.5 million net decrease in accounts payable and accrued expenses, a $2.1 million decrease in operating lease liabilities and a $1.8 million increase in deposits and other assets, partially offset by a $1.8 million decrease in prepaid expenses and other current assets.

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $34.9 million, primarily due to purchases of marketable securities of $88.3 million and funding a note receivable in connection with the Merger Agreement of $7.5 million, partially offset by the proceeds from maturities of marketable securities of $60.5 million.

During the year ended December 31, 2023, net cash provided by investing activities was $64.1 million, primarily due to proceeds from maturities of marketable securities of $154.6 million, partially offset by purchases of marketable securities of $90.1 million.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $76.0 million, primarily due to proceeds from the issuance of common stock in our URO of $37.4 million, net of offering costs, cash and cash equivalents acquired in connection with the acquisition of Pionyr of $40.0 million, net of issuance costs partially offset by the cash consideration paid in connection with the acquisition of Pionyr of $0.9 million and the repurchase of common stock of $0.7 million.

Funding Requirements

We expect to continue to incur costs associated with seeking strategic alternatives as well as expenses for the foreseeable future in connection with our continuing activities. In addition, if we continue to progress the development of our product candidates and if we obtain marketing approval for IK-595 or any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur costs associated with operating as a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs. Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development or future commercialization efforts.

Concurrently with the execution of the Merger Agreement, we also entered into the Loan Agreement with Inmagene, pursuant to which we will lend to Inmagene up to $22.5 million, consisting of (i) an initial term loan of $7.5 million, which was funded in December 2024 and (ii) additional term loans in increments of $7.5 million, subject to certain drawdown conditions, which are collectively referred to as the Term Loan Advances. The Term Loan Advances shall bear interest, on the outstanding daily balance thereof, at a rate equal to 6.0% per annum, and may be prepaid at any time without premium or penalty. The Term Loan Advances shall be secured by certain Inmagene assets in respect of its anti-OX40 monoclonal antibody asset, IMG-007. If the Merger Agreement is terminated, the Term Loan Advances shall mature and the Loan Agreement shall terminate on the date that is six months following the termination of the Merger Agreement. Upon consummation of the Merger, all unpaid Term Loan Advances and accrued interest shall be automatically forgiven and the Loan Agreement shall terminate.

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $124.4 million. Based upon our current operating plan, we believe that, if the Merger is not consummated, our cash, cash equivalents and marketable securities as of December 31, 2024 will enable us to fund our operating expenses, notes to Inmagene and capital expenditure requirements for at least 12 months following the date of this filing. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks, uncertainties and assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because our resource requirements could change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. In addition to factors related to the exploration of strategic options for the continued development of IK-595 and certain other legacy programs, if the Merger is not consummated or if we continue to progress the development of our product candidates, our future operating and capital requirements may depend on many other factors, including:

•
the scope and cost to continue and execute clinical trials for our clinical programs;
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

If the Merger is not consummated, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other strategic transactions. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect our stockholders’ rights. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations

As described above, we have agreed to lend to Inmagene up to $22.5 million pursuant to the Loan Agreement, of which $7.5 million was funded in December 2024 and the remainder is anticipated to be funded by mid-2025.

We have a non-cancelable operating lease agreement for our office, lab, and animal care facility space in our Boston, Massachusetts corporate headquarters. We expect the total future minimum lease payments from December 31, 2024 to lease expiration in May 2026 to be $2.8 million. Additionally, in connection with the acquisition of Pionyr, we acquired an operating lease agreement for office and laboratory space in San Francisco, California which we subleased to third parties in April 2024. We expect total future minimum lease payments from December 31, 2024 to lease expiration in April 2027 to be $5.3 million. We expect to receive fixed minimum payments of $2.0 million during this same period. Our total future minimum lease payments for each of the next five years and in total are included in Note 13 in this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)
None.
(b)
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table identifies our directors, and sets forth their principal occupation and business experience during the last five years and their ages as of February 28, 2025.

Name	Positions and Offices Held with Ikena Oncology, Inc.	Director Since	Class and Year in Which Term Will Expire	Age
Iain D. Dukes, D.Phil.	Director	2016	Class I—2025	66
Maria Koehler, M.D., Ph.D.	Director	2021	Class I—2025	68
Otello Stampacchia, Ph.D.	Director	2020	Class I—2025	55
David P. Bonita, M.D.	Director	2016	Class II—2026	49
Jean-François Formela, M.D.	Director	2016	Class II—2026	68
Richard Wooster, Ph.D.	Director	2022	Class II—2026	60
Owen Hughes	Chair of the Board and Director	2022	Class III—2027	50
Mark Manfredi, Ph.D.	Chief Executive Officer and Director	2017	Class III—2027	54

Class I Directors (Term Expires at 2025 Annual Meeting)

Iain D. Dukes, D.Phil. has served as a member of our board of directors since November 2016. Dr. Dukes is a venture partner at OrbiMed Advisors LLC, which he joined in August 2016. Dr. Dukes has served as the chief executive officer of Viriom Inc. since February 2019, the executive chair of Angiex Inc. since February 2020 and the chief executive officer of Eilean Therapeutics LLC since July 2022. In June 2018, Dr. Dukes co-founded Theseus Pharmaceuticals, Inc. (Nasdaq: THRX) and served as its chairman until its sale to Concentra Biosciences, LLC in December 2023. In September 2017, Dr. Dukes co-founded Kartos Therapeutics, Inc. and currently serves as president. Dr. Dukes previously served as senior vice president and head of business development and licensing for Merck Research Laboratories (“Merck”) from August 2013 through May 2016. Prior to joining Merck, Dr. Dukes was vice president of External Research & Development at Amgen, Inc. from August 2010 to August 2013. From October 2017 to July 2020, Dr. Dukes was a board member and chairman of KaNDy Therapeutics Limited, which was acquired by Bayer AG in September 2020. From January 2020 to June 2020, Dr. Dukes served as supervisory board member of Themis BioScience GmbH, until it was acquired by Merck & Co. Dr. Dukes also co-founded Telios Pharmaceuticals, Inc., where he serves as president. Dr. Dukes currently serves on the boards of directors of NeRRe Therapeutics Limited, Rathlin Therapeutics Limited and ENYO Pharma SA. Since August 2016, Dr. Dukes has also served as chair of the board of directors of Iovance Biotherapeutics Inc. (Nasdaq: IOVA). Since April 2024, Dr. Dukes has served as executive chairman of Traws Pharma, Inc. (Nasdaq: TRAW). He previously served on the board of directors of ReViral Limited until its acquisition by Pfizer Inc. (“Pfizer”) in June 2022. Dr. Dukes holds Master of Jurisprudence and Doctor of Philosophy degrees from the University of Oxford, a Master of Science degree in Cardiovascular Studies from the University of Leeds and a Bachelor of Science degree in Pharmacology from the University of Bath. We believe that Dr. Dukes is qualified to serve as a member of our board of directors because of his extensive experience in the pharmaceutical industry, including his service in senior management roles.

Maria Koehler, M.D., Ph.D., has served on our board of directors since April 2021. Dr. Koehler is a board-certified hematologist/oncologist and has more than 20 years of pharmaceutical and biotechnology experience. Since May 2019, Dr. Koehler has been chief medical officer at Repare Therapeutics, Inc. (Nasdaq: RPTX) (“Repare”), a public precision oncology company. Prior to joining Repare, Dr. Koehler was chief medical officer at Bicycle Therapeutics Limited (Nasdaq: BCYC), a public biopharmaceutical company, from September 2017 to April 2019, and before that had roles of increasing responsibility at Pfizer from 2009 through 2017, most recently as vice president of Oncology Strategy, Innovation and Collaborations. Prior to joining Pfizer, Dr. Koehler was the group leader for the Medicine Development Center of GlaxoSmithKline Oncology. Prior to that, Dr. Koehler was a senior medical director for oncology research and development at AstraZeneca plc. She has also served as the clinical director of Bone Marrow Transplantation at University Hospital in Pittsburgh as well as the director of the Bone Marrow Transplant Program and associate professor at St. Christopher’s Hospital in Philadelphia. Dr. Koehler earned an M.D., and a Ph.D. in Toxicology from Silesian School of Medicine, Katowice, Poland. She received her initial training in immunology/oncology at the University of Heidelberg in Heidelberg, Germany, and additional training at St. Jude Children’s Research Hospital in the department of virology and molecular biology. Dr. Koehler currently serves on the boards of directors of Abdera Therapeutics, Inc. and Remix Therapeutics, Inc. and previously served on the boards of directors of Celyad Oncology SA (formerly Nasdaq: CYAD) and Silverback Therapeutics, Inc. (formerly Nasdaq: SBTX). We believe Dr. Koehler is qualified to serve on our board of directors because of her management experience in the biopharmaceuticals industry and her biotech oncology experience in clinical drug development.

Otello Stampacchia, Ph.D. has served as a member of our board of directors since December 2020. Dr. Stampacchia is founder, managing director and member of the investment committee at Omega Funds LLC. Dr. Stampacchia currently serves on the boards of directors of several private companies. Dr. Stampacchia previously served on the board of directors of Kronos Bio, Inc. (Nasdaq: KRON), Median Technologies, Inc., Nuvation Bio, Inc. (NYSE: NUVB) and Replimune Group, Inc. (Nasdaq: REPL). Prior to founding Omega in January 2004, Dr. Stampacchia was a Partner at AlpInvest Partners (now part of The Carlyle Group). Before AlpInvest Partners, he was the portfolio manager of the Lombard Odier Immunology Fund, an investment vehicle in Geneva, Switzerland, investing in public and private healthcare companies worldwide. Previously, Dr. Stampacchia was a member of the HealthCare corporate finance and M&A team at Goldman Sachs. Before Goldman Sachs, he helped co-found the healthcare investment activities at Index Securities (now Index Ventures). Dr. Stampacchia received a Masters of Science in Plant Genetics from the University of Pavia, a Masters of Science in Molecular Biology, a Doctorate of Philosophy in Molecular Biology from the University of Geneva and a Doctorate of Philosophy in Biotechnology from European Union Strasbourg. We believe Dr. Stampacchia is qualified to serve on our board of directors because of his venture capital experience in the life sciences industry and his service on the boards of directors of other public and private life sciences companies.

Class II Directors (Term Expires at 2026 Annual Meeting)

David P. Bonita, M.D. has served as a member of our board of directors since March 2016. Dr. Bonita is a member of OrbiMed Advisors LLC, an investment firm. Dr. Bonita currently serves on the boards of directors of Acutus Medical Inc. (Nasdaq: AFIB), Prelude Therapeutics, Inc. (Nasdaq: PRLD), Repare and Third Harmonic Bio, Inc. (Nasdaq: THRD), as well as several private companies. Dr. Bonita also previously served on the board of directors of Tricida, Inc. (Nasdaq: TCDAQ). Prior to OrbiMed, Dr. Bonita worked as a corporate finance analyst in the healthcare investment banking groups of Morgan Stanley and UBS. He received his B.A. in biology from Harvard University and his joint M.D./M.B.A. from Columbia University. We believe that Dr. Bonita is qualified to serve on our board of directors based on his roles on several public and private boards of directors as well as his extensive experience in investing in healthcare companies.

Jean-François Formela, M.D. has served as a member of our board of directors and as a member of our audit committee since March 2016. Dr. Formela is currently a partner at Atlas Venture and focuses on novel drug discovery approaches and therapeutics. Dr. Formela joined Atlas Venture in 1993 to build the U.S. life sciences franchise. Dr. Formela is a director and co-founder of IFM Therapeutics, Inc., Korro Bio, Inc. (Nasdaq: KRRO), Triveni Bio, Inc., Scorpion Therapeutics, Inc. and Sail Bio, Inc. Dr. Formela also previously served on the boards of directors of Intellia Therapeutics, Inc. (Nasdaq: NTLA), Translate Bio, Inc. (Nasdaq: TBIO), Spero Therapeutics, Inc. (Nasdaq: SPRO) and F-Star Therapeutics, Inc. (Nasdaq: FSTX). Dr. Formela is a member of the Mass General Brigham Innovation Advisory Board and a former trustee of the Boston Institute of Contemporary Art. Dr. Formela received his Doctor of Medicine from Paris University School of Medicine and his Master of Business Administration from Columbia University. We believe Dr. Formela’s experience in the life sciences industry, as well as his practice of medicine, provides him with the qualifications and skills to serve as a director of our company.

Richard Wooster, Ph.D., has served as a member of our board of directors since January 2022. Dr. Wooster also serves on the board of directors of Illuminating Drug Discovery Limited. Since September 2024, Dr. Wooster has served as the chief scientific officer of Slingshot Therapeutics Limited, and an executive partner of Syncona Investment Management Limited. He also currently serves on the board of directors of Slingshot Therapeutics Holdings Limited, Slingshot Therapeutics Limited, Apini Therapeutics Limited, and Kesmalea Therapeutics Limited. From April 2019 to October 2021, Dr. Wooster served as the chief scientific officer of Translate Bio, Inc. (Nasdaq: TBIO). Prior to that, from March 2015 to April 2019, Dr. Wooster served as the president of Research and Development and chief scientific officer at Tarveda Therapeutics, Inc. (“Tarveda”), a biopharmaceutical company (formerly known as Blend Therapeutics, Inc.). From May 2013 until March 2015, he acted as the chief scientific officer of Tarveda and as its president from January 2014 to March 2015. Prior to joining Tarveda, Dr. Wooster was vice president and discovery performance unit head in Oncology at GlaxoSmithKline plc, a pharmaceutical company. During his academic career, Dr. Wooster discovered the breast cancer susceptibility gene BRCA2, was one of the founders of the Cancer Genome Project at the Welcome Trust Sanger Institute where mutations in BRAF were first discovered and developed the COSMIC mutation database and website. Dr. Wooster received a BSc in Biochemistry and a Ph.D. in drug metabolizing enzymes from the University of Dundee, Scotland. We believe Dr. Wooster is qualified to serve on our board of directors based on his experience in drug discovery and development and his management experience in the life sciences industry.

Class III Directors (Term Expires at 2027 Annual Meeting)

Owen Hughes has served as Chair of our board of directors and as a member of our audit committee and compensation committee since December 2022. Mr. Hughes has served as the chief executive officer of XOMA Royalty Corporation (Nasdaq: XOMA) (“XOMA”), since January 2024, where he previously served as executive chair and interim chief executive officer since January 2023. His operational experience includes prior roles as chief executive officer of Sail Bio, Inc., chief executive officer, co-founder and member of the board of directors of Cullinan Oncology (Nasdaq: CGEM) as well as chief business officer and head of corporate development at Intarcia Therapeutics, Inc. Mr. Hughes also has 15 years in healthcare finance experience, including roles as director at Bain Capital, LP and portfolio manager at Pyramis Global Advisors LLC, a Fidelity Investments Company. Mr. Hughes currently serves on the board of directors of XOMA and C4 Therapeutics, Inc. (Nasdaq: CCCC). He was the former chair of Radius Health, Inc. (formerly Nasdaq: RDUS) and lead independent director of Translate Bio, Inc. (formerly Nasdaq: TBIO) until their sale to Gurnet Point Capital and Sanofi SA (Nasdaq: SNY), respectively. Mr. Hughes also previously served on the board of directors of FS Development Corp. II (Nasdaq: FSDC). Mr. Hughes holds a Bachelor’s in History from Dartmouth College.

Mark Manfredi, Ph.D. is a founding member of Ikena Oncology and has served as our President and Chief Executive Officer, and as a member of our board of directors since December 2017. Previously, Dr. Manfredi served as our Chief Scientific Officer from March 2016 until December 2017. Prior to that, from April 2015 to September 2017, Dr. Manfredi was an in-house oncology expert at Atlas Venture, a company that has founded multiple biotechnology companies and Dr. Manfredi currently serves as an advisor to Atlas Venture. Concurrently, from April 2015 to April 2016, Dr. Manfredi was the chief scientific officer of Raze Therapeutics, Inc., a biotechnology company focused on oncology therapeutics that target key metabolic pathways. He also previously held roles of increasing responsibility at Millennium Pharmaceuticals, Inc., as well as its parent company, Takeda Pharmaceutical Company (NYSE: TAK) from April 2001 to April 2015. Dr. Manfredi holds a Bachelor of Science in Zoology from the University of Rhode Island and a Doctorate of Philosophy from Boston College. We believe that Dr. Manfredi is qualified to serve as our President and Chief Executive Officer and as a member of our board of directors because of his significant scientific and industry knowledge, as well as valuable experience gained from prior service as President and Chief Executive Officer.

Executive Officers

The following table identifies our executive officers, and sets forth their current positions at Ikena Oncology, Inc., and their ages as of February 28, 2025.

Name	Position Held with Ikena Oncology, Inc.	Officer Since	Age
Mark Manfredi, Ph.D.	President, Chief Executive Officer and Director	2017	54
Jotin Marango, M.D., Ph.D.	Chief Financial Officer, Chief Operating Officer, Head of Corporate Development and Treasurer	2022	45

You should refer to “Class III Directors” above for information about our Chief Executive Officer and President, Mark Manfredi, Ph.D. Biographical information for our other executive officers is set forth below.

Jotin Marango, M.D., Ph.D. has served as our Chief Financial Officer and Head of Corporate Development since April 2022 and as our Chief Operating Officer since July 2024. Prior to this, he served as senior vice president, chief business officer at Aptose Biosciences Inc. (Nasdaq: APTO) from June 2019 to April 2022 and also as their chief financial officer from May 2021 to April 2022. Before that, from September 2017 to April 2019, Dr. Marango worked as an equity research analyst at Roth Capital Partners covering small and mid-cap biotechnology companies focused on hematology, oncology and rare diseases. Dr. Marango also served as chief operating officer at the Samuel Waxman Cancer Research Foundation from 2012 to 2015, where he oversaw venture philanthropy initiatives in therapeutic development. Through his education and career, Dr. Marango has solidified a passion for working in oncology and facilitating growth for businesses looking to make a difference in cancer research. Dr. Marango holds a B.A. in Chemistry with Honors from Harvard University and earned his M.D. and Ph.D. from the Mount Sinai School of Medicine of New York University. We believe that Dr. Marango is qualified to serve as our Chief Financial Officer and Head of Corporate Development because of his extensive experience in oncology biopharma business, finance, and corporate relations & development.

Family Relationships and Arrangements

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors and executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors or executive officers and any other person or persons pursuant to which he or she is to be selected as a director or executive officer.

There are no material legal proceedings to which any of our directors or executive officers is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us.

Code of Business Conduct and Ethics

Our board of directors adopted a Code of Business Conduct and Ethics in connection with our initial public offering in March 2021. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at www.ikenaoncology.com. If we make any substantive amendments to, or grant any waivers from, our Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Audit Committee

Jean-François Formela, M.D., Owen Hughes and Iain Dukes, D.Phil. currently serve on the audit committee, which is chaired by Mr. Hughes. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Hughes as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Policy on Trading, Pledging and Hedging of Company Stock

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market listing standards that are applicable to us. Our insider trading policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K, filed on March 12, 2024.

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy expressly prohibits derivative transactions of our stock by our executive officers, directors, employees, consultants and designated contractors. Our insider trading policy expressly prohibits purchases of any derivative securities that provide the economic equivalent of ownership.

Equity Grant Timing

We maintain an equity grant policy pursuant to which any annual equity awards will be made by our board of directors or compensation committee and effective on the first trading day of the month following such approval. In addition, new hires receive equity awards at the time their hiring effective on the first day of the month following approval of such awards. During 2024, our compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during fiscal year 2024. Other than as set forth in the table below, we did not pay any compensation, make any additional equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in fiscal year 2024. Directors who also serve as employees received no additional compensation for their service as directors. During fiscal year 2024, Mark Manfredi, Ph.D., our President and Chief Executive Officer, was a member of our board of directors, as well as an employee, and received no additional compensation for his services as a director. See the section titled “2024 Summary Compensation Table” for more information about his compensation in fiscal year 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
David Bonita, M.D.	49,000	23,337	72,337
Iain Dukes, D.Phil.	46,500	23,337	69,837
Jean-François Formela, M.D.	47,500	23,337	70,837
Otello Stampacchia, Ph.D.	43,000	23,337	66,337
Maria Koehler, M.D., Ph.D.	35,000	23,337	58,337
Richard Wooster, Ph.D.	35,000	23,337	58,337
Owen Hughes	85,000	23,337	108,337

(1) The amounts reflect the grant date fair value of stock options granted in 2024 in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 718, Compensation–Stock Compensation, or ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in the notes to our consolidated financial statements. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our non-employee directors upon the exercise of such options.

(2) Non-employee directors who served on our board of directors during 2024 had the following stock options outstanding as of December 31, 2024 and held no shares of restricted stock:

Name	Aggregate Number of Shares Subject to Stock Options
David Bonita, M.D.	61,878
Iain Dukes, D.Phil.	308,298
Jean-François Formela, M.D.	61,878
Otello Stampacchia, Ph.D.	61,878
Maria Koehler, M.D., Ph.D.	88,716
Richard Wooster, Ph.D.	77,659
Owen Hughes	70,080

Non-Employee Director Compensation Policy

In December 2022, the compensation committee recommended, and the board of directors approved, pursuant to recommendations from our retained compensation consultant, Aon Radford, based on benchmarking against peer companies, an amended and restated non-employee director compensation policy, which became effective on December 15, 2022. The table below depicts the compensation elements of our Amended & Restated Non-Employee Director Compensation Policy:

Annual Retainer for Board Membership
Annual service on the Board of Directors	$35,000
Additional Annual Retainer for Committee Membership
Annual service as member of the Audit Committee (other than Chair)	$7,500
Annual service as Chair of the Audit Committee	$15,000
Annual service as member of the Compensation Committee (other than Chair)	$5,000
Annual service as Chair of the Compensation Committee	$10,000
Annual service as member of the Nominating and Corporate Governance Committee (other than Chair)	$4,000
Annual service as Chair of the Nominating and Corporate Governance Committee	$8,000
Additional Annual Retainer for Non-Executive Chair of the Board
Annual service as Chair of the Board of Directors	$30,000

Under our Amended & Restated Non-Employee Director Compensation Policy, upon initial election to our board of directors, each non-employee director will be granted an option to purchase 35,040 shares of our common stock, referred to herein as the Initial Grant. Furthermore, our Amended & Restated Non-Employee Director Compensation Policy provides that, on the date of each of our annual meeting of stockholders, each non-employee director who will continue as a non-employee director following such meeting will be granted an annual option to purchase 17,520 shares of our common stock, referred to herein as the Annual Award. Each Annual Award vests in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to such director’s continued service to us through the applicable vesting date, unless otherwise determined by our board of directors. The Initial Grants vest in equal annual installments over three years from the date of grant, subject to such director’s continued service to us through the applicable vesting dates. Such awards are subject to full accelerated vesting upon the sale of the Company, subject to such director’s continued service to us through the date of such sale. In addition, aggregate amount of cash and equity compensation paid to any non-employee director in a calendar year may not exceed $1,000,000 for the first year of service, and $750,000 for each year of service thereafter (or such other limits as may be set forth in our 2021 Stock Option and Incentive Plan (“2021 Plan”) or any similar provision of a successor plan). The above-described cash retainers are paid quarterly in arrears, pro-rated based on the number of actual days served by the director during such calendar quarter. No additional compensation is paid for attending individual meetings of the board of directors. Employee directors receive no additional compensation for their service as a director. We reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our board of directors or any committee thereof.

Executive Compensation

Our named executive officers for the year ended December 31, 2024 are:

•
Mark Manfredi, Ph.D., our President and Chief Executive Officer;
•
Jotin Marango, M.D., Ph.D., our Chief Financial Officer, Chief Operating Officer and Head of Corporate Development; and
•
Caroline Germa, M.D., our former Chief Medical Officer.

2024 Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Mark Manfredi, Ph.D. President and Chief Executive Officer	2024	569,000	284,500	334,016	14,694	1,202,210
	2023	569,000	227,600	429,946	14,094	1,240,640
Jotin Marango, M.D., Ph.D.(5) Chief Financial Officer, Chief Operating Officer and Head of Corporate Development	2024	456,133	353,000	701,248	813	1,511,194
	2023	431,400	144,951	205,202	769	782,322
Caroline Germa, M.D.(4) Former Chief Medical Officer	2024	418,590	450,000	656,815	14,471	1,539,875

(1) Amounts represent discretionary cash bonuses earned in 2024 and 2023 and paid in 2025 and 2024, respectively, pursuant to the Company’s cash incentive plan based on the achievement of certain corporate and individual performance milestones. For Dr. Marango, the amounts also represents retention bonuses he received in 2024, in an amount equal to $82,500 paid to him in July 2024, and $82,500 paid to him upon the execution of the Merger Agreement. In addition, the amount reported for Dr. Germa also represent (i) a one-time “sign on bonus” of $150,000 that was paid during the 2024 fiscal year pursuant to her employment agreement, and (ii) a one-time retention bonus paid to Dr. Germa in 2024 in an amount equal to $100,000.

(2) The amounts reported represent the aggregate grant date fair value of the stock option awards granted to the named executive officers during fiscal year 2024 and 2023, calculated in accordance with ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair values of the awards reported in this column are set forth in the notes to our consolidated financial statements. The amounts reported in this column reflect the accounting cost for the stock options and does not correspond to the actual economic value that may be received upon exercise of the stock option or any sale of any of the underlying shares of common stock.

(3) Amounts represent the Company’s matching contributions under its 401(k) plan and life insurance premiums paid. For calendar year 2024, the following amounts represent Company paid life insurance premiums: $848 for Dr. Manfredi, $813.26 for Dr. Marango, and $670 for Dr. Germa. The following amounts represent the Company’s matching contributions under its 401(k) plan: $13,800 for Dr. Manfredi, and $13,800 for Dr. Germa.

(4) Dr. Germa commenced employment on February, 29, 2024, and her annual base salary was pro-rated accordingly for 2024. Dr. Germa’s target bonus was not pro-rated, consistent with the terms of her employment agreement. Dr. Germa’s employment with the Company terminated as of February 3, 2025.

Base Salaries

Our named executive officers each receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries are reviewed annually, typically in connection with our annual performance review process, approved by our board of directors or the compensation committee, and may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience.

For fiscal year 2024, the annual base salary for each of Dr. Manfredi, Dr. Marango and Dr. Germa were $569,000, $444,400 and $500,000, respectively. On July 8, 2024, our board of directors approved the increase of Dr. Marango’s salary to $470,000 in connection with his appointment as Chief Operating Officer, which became effective on July 15, 2024.

Bonuses

For the fiscal year ended December 31, 2024, each named executive officer was eligible to earn an annual discretionary cash bonus based on the achievement of certain corporate and individual performance milestones. The target annual bonus for each of Dr. Manfredi, Dr. Marango and Dr. Germa, for the fiscal year ended December 31, 2024 were 50%, 40%, and 40% of annual base salary, respectively. With respect to the fiscal year ended December 31, 2024, our compensation committee approved a payout of cash bonuses in an amount of 100% of target for each of the named executive officers.

In July 2024, we entered into retention award agreements with each of our named executive officers (the “Retention Agreements”). Pursuant to his Retention Agreements, Dr. Manfredi is eligible to receive a one-time discretionary bonus of $300,000 paid upon the closing of a material transaction involving the Ikena. Dr. Marango’s Retention Agreement provides for payment of his retention bonus in three installments, with $82,500 paid on July 15, 2025, $82,500 paid at the time of the signing of the Merger Agreement, and a final payment of $85,000 upon the closing of a material transaction involving Ikena (including the Merger). Pursuant to Dr. Germa’s Retention Agreement, she received a retention bonus amount of $100,000, $33,300 of which was paid on July 15, 2024, and the remainder $66,700 was paid upon the successful completion of certain pre-established activities, as determined by Dr. Manfredi.

In order to be eligible to receive the retention bonus, each executive officer must be actively employed on the scheduled pay date; provided, however, that should we choose to terminate the executive’s employment earlier, and provided such termination does not arise out of a violation of our Code of Business Conduct and Ethics, the remaining amount would be paid in full on the date that such termination became effective.

On January 10, 2025, our board of directors approved amendments to our the Retention Agreements with Dr. Manfredi and Dr. Marango to provide that, in addition to the existing payment terms above, each of Dr. Manfredi and Dr. Marango will be entitled to receive their retention bonuses upon a termination (i) occurring for any reason after the filing of our Form S-4 in 2024 (the “Initial Filing”) so long as such individual remained employed through the date of the Initial Filing with the SEC or (ii) by us without cause prior to the Initial Filing.

Equity Compensation

Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. These equity awards are a key aspect of our compensation philosophy and serve to align the interests of our executive officers with our stockholders, as they are tied to future increases in the value of our stock. Further, we believe that equity awards with a time-based vesting feature promote retention because this feature incentivizes our named executive officers to remain in our employment during the vesting period. In 2024, we granted stock options to each of our named executive officers, as reflected in the “Outstanding Equity Awards at 2024 Fiscal Year End Table” below.

Perquisites

We generally do not provide perquisites to our executive officers, including our named executive officers.

Ikena Oncology, Inc. 401(k) Plan

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. We make a 401(k) employer matching contribution of 4% of an employee’s elective deferral up to 6% of the employees eligible compensation up to a maximum matching contribution of $13,800 per year. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. Our 401(k) plan is intended to qualify for favorable tax treatment under Section 401(a) of the Code, and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Executive Employment Arrangements

Dr. Mark Manfredi

In March 2021, we entered into a new employment agreement with Dr. Manfredi (the “Manfredi Agreement”). In the event that Dr. Manfredi’s service with us is terminated without “cause” or for “good reason” (in each case, as defined in the Manfredi Agreement), on or within twelve months after the closing of a “change in control” (as defined in the Manfredi Agreement), Dr. Manfredi will be entitled to the following severance benefits, subject to Dr. Manfredi executing a separation agreement and it becoming effective, (i) a lump-sum payment equal to 1.5 times the sum of (a) Dr. Manfredi’s then-current base salary or the base salary in effect immediately prior to the change in control, if higher, plus (b) Dr. Manfredi’s annual target bonus for the then-current year; (ii) immediate acceleration of all time-based stock options and other stock-based awards subject to time-based vesting held by Dr. Manfredi, effective as of the later of the date of termination or the effective date of the separation agreement and release; and (iii) up to 18 months of the employer portion of COBRA premium payments.

In the event that Dr. Manfredi’s service with us is terminated without “cause” or for “good reason” (in each case, as defined in the Manfredi Agreement), other than in connection with a “change in control”, Dr. Manfredi would be entitled to the following severance benefits, subject to Dr. Manfredi executing a separation agreement and release and it becoming effective: (i) payments equal to 12 months of Dr. Manfredi’s then-current base salary and (ii) up to 12 months of the employer portion of COBRA premium payments.

On January 10, 2025, our board of directors approved an amendment to the Manfredi Agreement which provides for certain additional benefits to Dr. Manfredi upon termination in the event that his employment is terminated without “cause” or he resigns for any reason during the “change in control period” (in each case, as defined in the Manfredi Agreement). Under such circumstances, all time-based stock options and awards held by Dr. Manfredi will accelerate as of the later of the date of his termination or a “change in control” (the “Accelerated Vesting Date”). The termination or forfeiture of any unvested stock options or awards will also be delayed until the Accelerated Vesting Date if such awards do not otherwise vest pursuant to a separation agreement and release.

Dr. Jotin Marango

In April 2022, we entered into an employment agreement with Dr. Marango (the “Marango Agreement”). In the event that Dr. Marango’s service with us is terminated “without cause” or for “good reason” (in each case, as defined in the Marango Agreement), on or within 45 days immediately preceding or twelve months after the closing of a “change in control” (as defined in the Marango Agreement), Dr. Marango will be entitled to the following severance benefits, subject to Dr. Marango executing a separation agreement and it becoming effective, (i) a lump-sum payment equal to the sum of (a) Dr. Marango’s then-current base salary or the base salary in effect immediately prior to the “change in control”, if higher, plus (b) Dr. Marango’s annual target bonus for the then-current year or the target bonus in effect immediately prior to the “change in control”, if higher; and (ii) up to twelve months of the employer portion of COBRA premium payments.

In the event that Dr. Marango’s service with us is terminated without “cause” or for “good reason” (in each case, as defined in the Marango Agreement), other than in connection with a “change in control” (as defined in the Marango Agreement), Dr. Marango will be entitled to the following severance benefits, subject to Dr. Marango executing a separation agreement and release and it becoming effective: (i) a lump-sum payment equal to nine months of Dr. Marango’s then-current base salary and (ii) up to 9 months of the employer portion of COBRA premium payments.

On January 10, 2025, our board of directors approved an amendment to the Marango Agreement which provides for certain additional benefits to Dr. Marango upon termination in the event that his employment is terminated by us without “cause” or Dr. Marango resigns for any reason during the “change in control period” (in each case, as defined in the Marango Agreement). Under such circumstances, all time-based stock options and awards held by Dr. Marango will accelerate as of the later of the date of his termination or a “change in control” (the “Accelerated Vesting Date”). The termination or forfeiture of any unvested stock options or awards will also be delayed until the Accelerated Vesting Date if such awards do not otherwise vest pursuant to a separation agreement and release.

Dr. Caroline Germa

In February 2024, we entered into an employment agreement with Dr. Germa (the “Germa Agreement”). In the event that Dr. Germa’s service with us is terminated “without cause” or for “good reason” (in each case, as defined the Germa Agreement), on or within three months preceding or twelve months after the closing of a “change in control” (as defined in the Germa Agreement), Dr. Germa will be entitled to the following severance benefits, subject to Dr. Germa executing a separation agreement and it becoming effective, (i) a lump sum payment equal to the sum of (a) 15 months of Dr. Germa’s then-current base salary or the base salary in effect immediately prior to the “change in control”, if higher, plus (b) Dr. Germa’s annual target bonus for the then-current year or the target bonus in effect immediately prior to the “change in control”, if higher, (ii) immediate acceleration of all time-based stock options and other stock-based awards subject to time-based vesting held by Dr. Germa, effective as of the later of the date of termination or the effective date of the separation agreement and release, and (iii) up to 15 months of the employer portion of COBRA premium payments.

In the event that Dr. Germa’s service with us is terminated without “cause” or for “good reason” (in each case, as defined in the Germa Agreement), other than in connection with a “change in control” (as defined in the Germa Agreement), Dr. Germa will be entitled to the following severance benefits, subject to Dr. Germa executing a separation agreement and release and it becoming effective: (i) payment equal to 12 months of Dr. Germa’s then-current base salary, (ii) immediate acceleration of the portion of Dr. Germa’s unvested time-based equity awards that would become vested had Dr. Germa maintained a continuous service relationship through the first anniversary of the date of termination, and (iii) up to 12 months of the employer portion of COBRA premium payments.

Upon the occurrence of a change of control, all payments and benefits received by the executive officers in connection with a change of control that constitute “excess parachute payments” under Section 280G of the Code will be subject to a modified economic cutback treatment such that the “excess parachute payments” to be received by the executive will either be (i) paid in full or (ii) reduced below such executive officer’s threshold amount under Section 280G of the Code in order to avoid triggering the excise tax that would otherwise be payable on such “excess parachute payment” amounts.

Dr. Germa entered into a separation agreement with the Company on February 13, 2025 (the “Germa Separation Agreement”). Pursuant to the terms of the Germa Separation Agreement, Dr. Germa’s employment terminated effective February 3, 2025, and in exchange for a general release of claims, she became entitled to receive (i) a lump sum payment in an amount equal to 12 months of her base salary, (ii) up to 12 months of the employer portion of COBRA premium payments, and (iii) immediate acceleration of the portion of her outstanding unvested time-based equity awards that would have become vested had she maintained a continuous service relationship through the first anniversary of the date of her separation (or the effective date of her separation agreement, if later). In addition, the Germa Separation Agreement provides that in the event a “change in control” occurs within three months of her separation date, she would be eligible for the additional payments set forth in the Germa Agreement, as described above.

Dr. Germa entered into a consulting agreement with the Company on February 4, 2025, pursuant to which she agreed to provide consulting, advisory and related services to and for the Company until July 31, 2025. Pursuant to such agreement, Dr. Germa will receive a consulting fee of $600 per hour (not to exceed 40 hours per month without prior approval of the Company) and shall continue to earn and vest on her stock option awards. The consulting agreement can be terminated by either party upon not less than 30 days notice.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Outstanding Equity Awards at Fiscal 2024 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of fiscal year 2024:

	Option Awards(1)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable(2)	Number of Securities Underlying Unexercised Options Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mark Manfredi, Ph.D.	—	95,305	—	—	1.15	8/23/2026
	—	158,843	—	—	2.93	2/19/2028
	—	151,279	—	—	2.15	12/17/2028
	—	204,529	—	—	4.15	3/19/2029
	2/12/2021	890,660	38,726	—	7.87	2/11/2031
	1/1/2022	174,197	64,703	—	9.76	2/2/2032
	1/1/2023	105,416	114,584	—	2.62	1/2/2033
	1/1/2024	—	320,000	—	1.36	1/31/2034
Jotin Marango, M.D., Ph.D.	4/25/2022	264,799	132,400	—	5.88	4/24/2032
	1/1/2023	50,312	54,688	—	2.62	1/2/2033
	1/1/2024	—	181,000	—	1.36	1/31/2034
	—	—	—	400,000	1.70	7/14/2034
Caroline Germa, M.D.	2/29/2024	120,645(3)	458,455	—	1.47	2/28/2034

(1) Each of the outstanding equity awards in the table above that was granted prior to our initial public offering in March 2021 was granted pursuant to our 2016 Stock Incentive Plan, as amended, (“2016 Plan”). Each of the outstanding equity awards listed in the table above is subject to accelerated vesting in the event of certain terminations following a change in control, as described above in the “Executive Employment Arrangements” section.

(2) Unless otherwise noted, all options in the table above vest as follows: 25% of the total shares underlying the option vest on the first anniversary date of the vesting commencement date and the remainder vest over the next three years in equal monthly installments on the last day of each succeeding calendar month (with the option becoming fully vested on the fourth anniversary of the vesting commencement date), subject to continued service to us through the applicable vesting date. (3) Option vests as follows: 12.5% of the total shares underlying the option vest on the six month anniversary date of the vesting commencement date and the remainder vest over the next three and a half years in equal monthly installments on the last day of each succeeding calendar month (with the option becoming fully vested on the fourth anniversary of the vesting commencement date), subject to continued service to us through the applicable vesting date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders(1)	7,678,058(2)	$5.0199	5,100,395 (3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	7,678,058	$5.0199	5,100,395

(1) Includes the following plans: our 2016 Plan, our 2021 Plan, and our 2021 Employee Stock Purchase Plan (“ESPP”).

(2) There are currently no outstanding purchase rights under our ESPP.

(3) Consists of shares available for future issuance under the 2021 Plan and the ESPP. As of December 31, 2024, a total of 4,753,782 shares of our common were available for issuance pursuant to the 2021 Plan. As of December 31, 2024, a total of 346,613 shares of our common stock were available for issuance pursuant to the ESPP.

(4) The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2021 Plan and the 2016 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan. Following our initial public offering, the Company no longer makes grants under the 2016 Plan.

The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by the lesser of (i) 346,613 shares of our common stock, (ii) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the compensation committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The compensation committee determined not to increase the shares on January 1, 2023 and 2024, respectively.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of February 28, 2025 by:

•
each of our directors;
•
each of our named executive officers;
•
all of our current directors and executive officers as a group; and
•
each person, or group of affiliated persons, who is known by us to beneficially own greater than 5.0% of our common stock.

The column entitled “Percentage of Voting Shares” under “Shares Beneficially Owned” below is based on a total of 41,889,525 voting shares of our common stock outstanding as of February 28, 2025, and excludes 6,368,586 non-voting shares of our common stock outstanding on that date. As of February 28, 2025, all outstanding non-voting shares of our common stock were beneficially owned by entities affiliated with OrbiMed Advisors LLC.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2025 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

	Shares beneficially owned
Name and address of beneficial owner(1)	Number of Voting Shares	Number of Non-Voting Shares	Percentage of Voting Shares
> 5% Stockholders:
Entities affiliated with Atlas Venture(2)	5,018,178	—	11.98%
Blue Owl Capital Holdings LP(3)	4,091,118	—	9.77%
Entities affiliated with Biotechnology Value Fund, L.P.(4)	4,006,564	—	9.56%
BML Investment Partners, L.P.(5)	3,585,866	—	8.56%
Entities affiliated with OrbiMed Advisors LLC(6)	3,539,358	6,368,586	8.45%
Deep Track Capital, LP(7)	2,515,513	—	6.01%
Omega Fund VI, L.P.(8)	2,249,123	—	5.37%
Named Executive Officers and Directors:
Mark Manfredi, Ph.D.(9)	1,957,198	—	4.46%
Jotin Marango, M.D., Ph.D.(10)	413,523	—	*
Caroline Germa, M.D.(11)	156,839	—	*
David P. Bonita, M.D.(12)	42,121	—	*
Iain D. Dukes, D.Phil.(13)	68,959	—	*
Jean-François Formela, M.D.(14)	42,121	—	*
Maria Koehler, M.D.(15)	68,959	—	*
Otello Stampacchia, Ph.D.(16)	42,121	—	*
Richard Wooster, Ph.D.(17)	60,139	—	*
Owen Hughes(18)	40,880	—	*
All current executive officers and directors as a group (9 persons)(19)	2,953,936	—	6.59%

* Represents beneficial ownership of less than one percent.

(1) Unless otherwise indicated, the address for each beneficial owner is c/o Ikena Oncology, Inc., 645 Summer Street, Suite 101, Boston, MA 02210.

(2) Information herein is based on the Schedule 13D filed with the SEC on February 11, 2022 by (i) Atlas Venture Fund X, L.P., a Delaware limited partnership (“Atlas X”), (ii) Atlas Venture Associates X, L.P., a Delaware limited partnership (“AVA X LP”), (iii) Atlas Venture Associates X, LLC, a Delaware limited liability company (“AVA X LLC” and together with Atlas X and AVA X LP, the “Fund X Reporting Persons”), (iv) Atlas Venture Fund XI, L.P., a Delaware limited partnership (“Atlas XI”), (v) Atlas Venture Associates XI, L.P., a Delaware limited partnership (“AVA XI LP”), (vi) Atlas Venture Associates XI, LLC, a Delaware limited liability company (“AVA XI LLC” and together with Atlas XI and AVA XI LP, the “Fund XI Reporting Persons”) (vii) Atlas Venture Opportunity Fund I, L.P., a Delaware limited partnership (“AVOF”), (viii) Atlas Venture Associates Opportunity I, L.P., a Delaware limited partnership (“AVAO LP”) and (ix) Atlas Venture Associates Opportunity I, LLC, a Delaware limited liability company (“AVAO LLC” and together with AVOF and AVAO LP, the “Opportunity Fund Reporting Persons” and together with the Fund X Reporting Persons and Fund XI Reporting Persons, the “Atlas Reporting Persons”). Atlas X is the record owner of 2,901,609 shares of common stock. AVA X LP is the general partner of Atlas X and AVA X LLC is the general partner of AVA X LP. Each of Atlas X, AVA X LP and AVA X LLC has shared voting and dispositive power over the shares held by Atlas X. As such, each of Atlas X, AVA X LP and AVA X LLC may be deemed to beneficially own the shares held by Atlas X. Atlas XI is the record owner of 1,241,935 shares of Common Stock. AVA XI LP is the general partner of Atlas XI and AVA XI LLC is the general partner of AVA XI LP. Each of Atlas XI, AVA XI LP and AVA XI LLC has shared voting and dispositive power over the shares held by Atlas XI. As such, each of Atlas XI, AVA XI LP and AVA XI LLC may be deemed to beneficially own the shares held by Atlas XI. AVOF is the record owner of 874,634 shares of Common Stock. AVAO LP is the general partner of AVOF and AVAO LLC is the general partner of AVAO LP. Each of AVOF, AVAO LP and AVAO LLC has shared voting and dispositive power over the shares held by AVOF. As such, each of AVOF, AVAO LP and AVAO LLC may be deemed to beneficially own the shares held by AVOF. The address of the principal place of business of each of the Atlas Reporting Persons is c/o 300 Technology Square, 8th Floor, Cambridge, MA 02139.

(3) Information herein is based on the Schedule 13G filed with the SEC on November 14, 2024 by Blue Owl Capital Holdings LP (“Blue Owl”). Consists of 4,091,118 shares held by Blue Owl. The principal business address for Blue Owl is 399 Park Avenue, New York, NY 10022.

(4) Information herein is based on the Schedule 13G/A filed with the SEC on February 14, 2025 by Biotechnology Value Fund, L.P. (“BVF”). Consists of (i) 2,066,854 shares beneficially owned by BVF, (ii) 1,669,108 shares beneficially owned by BVF2 and (iii) 208,765 shares beneficially owned by Trading Fund OS. BVF GP, as the general partner of BVF, may be deemed to beneficially own the 2,066,854 shares beneficially owned by BVF. BVF2 GP, as the general partner of BVF2, may be deemed to beneficially own the 1,669,108 shares beneficially owned by BVF2. Partners OS, as the general partner of Trading Fund OS, may be deemed to beneficially own the 208,765 shares beneficially owned by Trading Fund OS. BVF GPH, as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the 3,735,962 shares beneficially owned in the aggregate by BVF and BVF2. Partners, as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 4,006,564 shares beneficially owned in the aggregate by BVF, BVF2 and Trading Fund OS and held in a certain Partners managed account (the “Partners Managed Account”), including 61,837 shares held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 4,769,164 shares beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 4,006,564 shares beneficially owned by BVF Inc. BVF GP disclaims beneficial ownership of the shares beneficially owned by BVF. BVF2 GP disclaims beneficial ownership of the shares beneficially owned by BVF2. Partners OS disclaims beneficial ownership of the shares beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the shares beneficially owned by BVF and BVF2. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares beneficially owned by BVF, BVF2 and Trading Fund OS and held in the Partners Managed Account. The address of the principal business office of BVF, BVF GP, BVF2, BVF2 GP, BVF GPH, and Partners is 44 Montgomery St., 40th Floor, San Francisco, California 94104 and the address of the principal business office of Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(5) Information herein is based on the Schedule 13G/A filed with the SEC on February 14, 2025 by BML Investment Partners, L.P. (“BML”) and Braden M. Leonard. Consists of 3,585,866 shares held by BML and 60,000 shares held by Mr. Leonard. Mr. Leonard is the managing member of BML Capital Management, LLC, which is the sole general partner of BML. Mr. Leonard is deemed to be the indirect owner of 3,585,866 shares held by BML and has shared voting and dispositive power with respect thereto. The principal business address for each of these entities and individuals is 65 East Cedar Street, Suite 2, Zionville, IN 46077.

(6) Information herein is based on the Schedule 13D/A filed with the SEC on September 21, 2023 and the Form 4/A filed with the SEC on September 21, 2023 by OrbiMed Advisors LLC (“OrbiMed Advisors”), OrbiMed Capital GP VI LLC (“OrbiMed GP”), OrbiMed Genesis GP LLC (“OrbiMed Genesis GP”), and OrbiMed Capital LLC (“OrbiMed Capital”) (collectively, the “Reporting Persons”), except that the number of non-voting shares of common stock as disclosed on the Schedule 13D/A has been revised in the table above because it exceeds the number of non-voting shares outstanding by one share. OrbiMed Advisors has shared voting and dispositive power over 2,542,303 voting shares of common stock, comprised of: (a) 2,451,289 voting shares of common stock held by OrbiMed Private Investments VI, LP (“OPI VI”), of which 353,192 shares were acquired in connection with our acquisition of Pionyr, and over which OrbiMed GP has shared voting and dispositive power, and (b) 91,014 voting shares of common stock held by OrbiMed Genesis Master Fund, L.P. (“OrbiMed Genesis”), over which OrbiMed Genesis GP has shared voting and dispositive power. Worldwide Healthcare Trust PLC (“WWH”) holds 997,055 voting shares of common stock, which may be deemed to be beneficially owned by OrbiMed Capital. Additionally, OPI VI holds 5,582,144 shares of non-voting common stock, OrbiMed Genesis holds 157,288 shares of non-voting common stock, and WWH holds 629,155 shares of non-voting common stock. OrbiMed GP is the general partner of OPI VI, pursuant to the terms of the limited partnership agreement of OPI VI, and OrbiMed Advisors is the managing member of OrbiMed GP, pursuant to the terms of the limited liability company agreement of OrbiMed GP. As a result, OrbiMed Advisors and OrbiMed GP share power to direct the vote and disposition of the shares held by OPI VI and may be deemed directly or indirectly, including by reason of their mutual affiliation, to be the beneficial owners of the shares held by OPI VI. OrbiMed Advisors exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the shares held by OPI VI. OrbiMed Genesis GP is the general partner of OrbiMed Genesis, pursuant to the terms of the limited partnership agreement of OrbiMed Genesis, and OrbiMed Advisors is the managing member of OrbiMed Genesis GP, pursuant to the terms of the limited liability company agreement of OrbiMed Genesis GP. As a result, OrbiMed Advisors and OrbiMed Genesis GP share power to direct the vote and disposition of the shares held by OrbiMed Genesis and may be deemed, directly or indirectly, including by reason of their mutual affiliation, to be the beneficial owners of the shares held by OrbiMed Genesis. OrbiMed Advisors exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the shares held by OrbiMed Genesis. OrbiMed Capital is the investment advisor of WWH. As a result, OrbiMed Capital has the power to direct the vote and disposition of the shares held by WWH and may be deemed directly or indirectly, including by reason of mutual affiliation, to be the beneficial owner of the shares held by WWH. OrbiMed Capital exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the shares held by WWH. The principal business address of each of these entities and individuals is c/o OrbiMed Advisors LLC, 601 Lexington Avenue 54th Floor, New York, NY 10022.

(7) Information herein based on the Schedule 13G filed with the SEC on February 14, 2025 by Deep Track Capital, LP (“Deep Track”), Deep Track Biotechnology Master Fund, Ltd. (“Deep Track Master Fund”) and David Kroin, who each have shared voting and shared dispositive power with respect to the 2,515,513 shares. David Kroin is the managing member of Deep Track Master Fund and may be considered a control person of Deep Track. The address of Deep Track is 200 Greenwich Ave, 3rd Floor, Greenwich, CT 06830. The address of Deep Track Master Fund is c/o Walkers Corporate Limited, 190 Elgin Ave, George Town, KY1-9001, Cayman Islands. The address of David Kroin is c/o Deep Track Capital, LP, 200 Greenwich Ave, 3rd Floor, Greenwich, CT 06830.

(8) Information herein is based on the Schedule 13G/A filed with the SEC on February 14, 2024 by Omega Fund VI, L.P. (“Omega Fund”), Omega Fund VI GP, L.P. (“Omega GP”), Omega Fund VI GP Manager, Ltd. (“Omega Ltd”), Claudio Nessi (“Nessi”), Otello Stampacchia (“Stampacchia”), and Anne-Mari Paster (“Paster”) (together, the “Omega Reporting Persons”). Omega Ltd serves as the general partner of Omega GP, which serves as the general partner of Omega Fund, and each of Omega GP and Omega Ltd may be deemed to own beneficially the shares held by Omega Fund. Nessi, Stampacchia, and Paster are the directors of Omega Ltd and may be deemed to beneficially own the shares held by Omega Fund. Each of the Omega Reporting Persons disclaims beneficial ownership of the shares of common stock held by Omega Fund except to the extent of his, her or its pecuniary interest therein. The address of the principal business office of each of the Omega Reporting Persons is c/o Omega Fund Management, LLC, 888 Boylston Street, Suite 1111, Boston, MA 02199.

(9) Consists of options to purchase 1,957,198 shares of our common stock that are exercisable within 60 days of February 28, 2025.

(10) Consists of options to purchase 413,523 shares of our common stock that are exercisable within 60 days of February 28, 2025.

(11) Consists of options to purchase 156,839 shares of our common stock that are exercisable within 60 days of February 28, 2025.

(12) Consists of options to purchase 42,121 shares of our common stock that are exercisable within 60 days of February 28, 2025.

(13) Consists of options to purchase 286,874 shares of our common stock that are exercisable within 60 days of February 28, 2025.

(14) Consists of options to purchase 42,121 shares of our common stock that are exercisable within 60 days of February 28, 2025.

(15) Consists of options to purchase 68,959 shares of our common stock that are exercisable within 60 days of February 28, 2025.

(16) Consists of options to purchase 42,121 shares of our common stock that are exercisable within 60 days of February 28, 2025.

(17) Consists of options to purchase 60,139 shares of our common stock that are exercisable within 60 days of February 28, 2025.

(18) Consists of options to purchase 40,880 shares of our common stock that are exercisable within 60 days of February 28, 2025.

(19) Consists of options to purchase 2,953,936 shares of our common stock that are exercisable within 60 days of February 28, 2025, and excludes options to purchase shares of our common stock held by Dr. Germa, who is not a current executive officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Non-Employee Director Compensation Policy” in this Annual Report and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2023 and 2024) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

2023 Acquisition

In August 2023, we acquired Pionyr, in accordance with the terms of the Pionyr Merger Agreement, dated August 4, 2023 (the “2023 Acquisition”). Under the terms of the Merger Agreement, at the closing of the 2023 Acquisition, we acquired all of Pionyr’s assets, including approximately $48.0 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the our common stock (including 153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock, also at the purchase price of $7.15 per share, each share of which was subsequently converted into one share of the our common stock at a special meeting of stockholders on October 11, 2023 (the “2023 Special Meeting”).

OrbiMed Advisors LLC, a five percent holder of our common stock and a related party of our company, was previously a stockholder of Pionyr. In connection with the 2023 Acquisition, OrbiMed was allocated 153,121 shares of non-voting common stock and 353,192 shares of Series A Preferred Stock, which converted to shares of our common stock pursuant to stockholder approval at the 2023 Special Meeting.

Agreements with Stockholders

In connection with our Series B convertible preferred stock financing, we entered into investors’ rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with certain holders of our preferred stock and certain holders of our common stock. These stockholder agreements terminated upon the closing of our IPO in March 2021, except for the registration rights granted under our investors’ rights agreement, as more fully described in our Description of Securities, filed as Exhibit 4.3 to our Annual Report on Form 10-K, filed on March 17, 2022.

Indemnification Agreements

In connection with our IPO in March 2021, we entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on our behalf or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Policies for Approval of Related Party Transactions

Our board of directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. Prior to our IPO in March 2021, the material facts as to the related party’s relationship or interest in the transaction were disclosed to our board of directors prior to their consideration of such transaction, and the transaction was not considered approved by our board of directors unless a majority of the directors who are not interested in the transaction approved the transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction were disclosed to the stockholders, who must approve the transaction in good faith.

In connection with our IPO in March 2021, we adopted a written related party transactions policy that provides that such transactions must be approved by our audit committee. This policy became effective on the date on which the registration statement related to our IPO was declared effective by the SEC. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

Director Independence

Our common stock is listed on The Nasdaq Global Market (“Nasdaq”). Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In March 2025, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that all members of the board of directors, except Mark Manfredi, Ph.D., are independent directors, including for purposes of Nasdaq and the SEC rules. In making that determination, our board of directors considered the relationships that each director has with us and all other facts and circumstances the board of directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director and respective affiliations, including non-employee directors that are affiliated with certain of our major stockholders. We expect that the composition and functioning of our board of directors and each of our committees will continue to comply with all applicable requirements of Nasdaq and the rules and regulations of the SEC. Manfredi, Ph.D. is not an independent director under these rules because he is currently employed as the Chief Executive Officer and President of our company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID: 42.

We incurred the following fees from Ernst & Young LLP for the audit of the financial statements and for other services provided during the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees(1)	$571,100	$969,750
Audit-Related fees	$—	$—
Tax fees(2)	$—	$—
All other fees(3)	$—	$—
Total fees	$571,100	$969,750

(1) Audit fees consist of fees billed for the audit of our annual financial statements, the review of our interim financial statements and services in connection with securities offerings, including registration statements, comfort letters and consents.

(2) Tax fees consist of fees for tax compliance, advice and tax planning and includes fees for tax return preparation.

(3) Other fees consist of the annual subscription fee for Ernst & Young LLP’s online accounting research tool.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2024 and 2023 fiscal years, no services were provided to us by Ernst & Young LLP other than in accordance with the pre-approval policies and procedures described above.

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

2.3#

Agreement and Plan of Merger by and among the Registrant, Portsmouth Merger Sub I, Inc., Portsmouth Merger Sub II, LLC, Pionyr Immunotherapeutics, Inc. and Fortis Advisors LLC, as securityholder agent, dated August 4, 2023 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287 filed with the SEC on August 7, 2023).

2.4#

Agreement and Plan of Merger, dated December 23, 2024, by and among the Registrant, Insight Merger Sub I, Insight Merger Sub II, and Inmagene Biopharmaceuticals (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on December 23, 2024).

3.1

Fifth Amended and Restated Certificate of Incorporation of Ikena Oncology, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on March 30, 2021).

3.2	Amended and Restated Bylaws of Ikena Oncology, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on March 30, 2021).
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

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40287) filed with the SEC on March 17, 2022).

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
10.4†

Amended & Restated Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-40287) filed with the SEC on March 14, 2023).

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

10.7

Master Collaboration Agreement by and between the Registrant and Celgene Corporation (now Bristol-Myers Squibb), dated January 14, 2019 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253919) filed with the SEC on March 5, 2021).

10.8

Lease Agreement between the Registrant and OPG MP Parcel Owner (DE) LLC, dated July 31, 2020 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253919) filed with the SEC on March 5, 2021).

10.9

Contingent Value Rights Agreement, by and between the Registrant and Computershare Trust Company N.A, as rights agent, dated August 4, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on August 7, 2023).

10.10†

Retention Award Agreement, dated July 1, 2024, by and between the Registrant and Mark Manfredi, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40287) filed with the SEC on August 8, 2024).

10.11†

Retention Award Agreement, dated July 1, 2024, by and between the Registrant and Jotin Marango, M.D., Ph.D. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40287) filed with the SEC on August 8, 2024).

10.12#

Loan and Security Agreement, dated December 23, 2024, by and between the Registrant and Inmagene Biopharmaceuticals (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on December 23, 2024).

10.13

Form of Inmagene Biopharmaceuticals Support Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on December 23, 2024).

10.14	Form of Ikena Oncology, Inc. Support Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on December 23, 2024).
10.15	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on December 23, 2024).
10.16#

Subscription Agreement, dated December 23, 2024, by and among the Registrant and certain parties thereto (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on December 23, 2024).

10.17*#†	Consulting Agreement, dated February 4, 2025, by and between the Registrant and Caroline Germa, M.D.
10.18*†	Separation Agreement, dated February 13, 2025, by and between the Registrant and Caroline Germa, M.D.
10.19*†	Retention Bonus Agreement, dated February 22, 2025, by and between the Registrant and Jotin Marango, M.D., PhD.
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-40287) filed with the SEC on March 12, 2024).
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253919) filed with the SEC on March 5, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 001-40287) filed with the SEC on March 12, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

+ The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

# Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(a)(5), 601(a)(6) or 601(b)(2), as applicable.

† Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKENA ONCOLOGY, INC.

Date: March 6, 2025	By:	/s/ Mark Manfredi
Mark Manfredi, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Manfredi	President, Chief Executive Officer and Director	March 6, 2025
Mark Manfredi, Ph.D.	Principal Executive Officer

/s/ Jotin Marango	Chief Financial Officer, Chief Operating Officer and Head of Corporate Development	March 6, 2025
Jotin Marango, M.D., Ph.D.	Principal Financial Officer and Principal Accounting Officer

/s/ Owen Hughes	Director	March 6, 2025
Owen Hughes

/s/ David Bonita	Director	March 6, 2025
David Bonita, M.D.

/s/ Iain D. Dukes	Director	March 6, 2025
Iain D. Dukes, D.Phil.

/s/ Jean-François Formela	Director	March 6, 2025
Jean-François Formela, M.D.

/s/ Maria Koehler	Director	March 6, 2025
Maria Koehler, M.D., Ph.D.

/s/ Otello Stampacchia	Director	March 6, 2025
Otello Stampacchia, Ph.D.

/s/ Richard Wooster	Director	March 6, 2025
Richard Wooster, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ikena Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ikena Oncology, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 6, 2025

IKENA ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$39,393	$119,894
Marketable securities	84,993	55,571
Prepaid expenses and other current assets	2,783	3,197
Total current assets	127,169	178,662
Property and equipment, net	593	2,335
Right-of-use asset	3,635	5,686
Deposits and other assets	10,113	5,409
Total assets	$141,510	$192,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$897	$2,066
Accrued expenses and other current liabilities	6,097	8,581
Operating lease liability	3,784	3,558
Total current liabilities	10,778	14,205
Long-term portion of operating lease liability	3,737	7,180
Other long-term liabilities	1,061	950
Total liabilities	15,576	22,335
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2024 and 2023; No shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized and 48,258,111 shares issued and outstanding as of December 31, 2024 and 2023	48	48
Additional paid-in capital	457,437	452,142
Accumulated other comprehensive income (loss)	68	(48)
Accumulated deficit	(331,619)	(282,385)
Total stockholders’ equity	125,934	169,757
Total liabilities and stockholders’ equity	$141,510	$192,092

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Collaboration revenue	$—	$9,160
Operating expenses:
Research and development	30,875	59,652
General and administrative	23,679	24,925
Restructuring and other charges	4,419	—
Total operating expenses	58,973	84,577
Loss from operations	(58,973)	(75,417)
Other income (expense):
Investment income	7,373	7,111
Other income (expense), net	2,518	(22)
Total other income, net	9,891	7,089
Loss before income taxes	(49,082)	(68,328)
Income tax benefit (expense)	(152)	162
Net loss	$(49,234)	$(68,166)

Other comprehensive income:
Unrealized gain on marketable securities	116	715
Total comprehensive loss	$(49,118)	$(67,451)

Net loss per share:
Net loss per share, basic and diluted	$(1.02)	$(1.63)
Weighted-average common shares outstanding, basic and diluted	48,258,111	41,735,081

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Series A Non-Voting					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	—	$—	36,257,493	$36	$361,915	$(763)	$(214,219)	$146,969
Issuance of preferred stock in connection with the acquisition, net of issuance costs of $991	4,153,439	32,545	—	—	—	—	—	—
Conversion of preferred stock to common stock	(4,153,439)	(31,886)	4,153,439	4	31,883	—	—	31,887
Issuance of common stock in connection with the acquisition, net of issuance costs of $430	—	—	1,800,652	2	14,109	—	—	14,111
Cash consideration paid to settle Pionyr restricted stock units, stock options and unaccredited stockholders	—	(659)	—	—	(285)	—	—	(285)
Issuance of common stock for underwritten registered offering, net of offering costs of $2,605	—	—	6,110,000	6	37,415	—	—	37,421
Repurchase of common stock	—	—	(97,500)	—	(663)	—	—	(663)
Exercise of stock options	—	—	34,027	—	136	—	—	136
Stock-based compensation expense	—	—	—	—	7,632	—	—	7,632
Other comprehensive income	—	—	—	—	—	715	—	715
Net loss	—	—	—	—	—	—	(68,166)	(68,166)
Balance as of December 31, 2023	—	—	48,258,111	48	452,142	(48)	(282,385)	169,757
Stock-based compensation expense	—	—	—	—	5,295	—	—	5,295
Other comprehensive income	—	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	—	(49,234)	(49,234)
Balance as of December 31, 2024	—	$—	48,258,111	$48	$457,437	$68	$(331,619)	$125,934

The accompanying notes are an integral part of these consolidated financial statements.

IKENA ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(49,234)	$(68,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	490	1,020
Net accretion of discounts on marketable securities	(1,468)	(2,023)
Stock-based compensation expense	5,295	7,632
Non-cash operating lease expense	2,051	1,714
Loss on disposal of property and equipment	99	5
Impairment of right-of-use asset	—	1,744
Impairment of assets held for sale	742	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	390	1,835
Deposits and other assets	2,390	(1,824)
Accounts payable	(1,169)	(2,870)
Accrued expenses and other current liabilities	(2,484)	(7,660)
Operating lease liabilities	(3,217)	(2,087)
Deferred revenue	—	(9,160)
Other long-term liabilities	111	97
Net cash used in operating activities	(46,004)	(79,743)
Cash flows from investing activities:
Purchases of property and equipment	—	(414)
Proceeds from sale of property and equipment	435	—
Purchases of marketable securities	(88,298)	(90,052)
Proceeds from maturities of marketable securities	60,460	154,610
Amounts loaned under note receivable	(7,500)	—
Net cash provided by (used in) investing activities	(34,903)	64,144
Cash flows from financing activities:
Cash and cash equivalents acquired in connection with the acquisition of Pionyr, net of issuance costs paid	—	40,030
Cash consideration paid in connection with the acquisition of Pionyr	—	(944)
Proceeds from issuance of common stock for underwritten registered offering, net of offering costs	—	37,421
Repurchase of common stock	—	(663)
Proceeds from exercise of stock options	—	136
Net cash provided by financing activities	—	75,980
Net increase (decrease) in cash, cash equivalents and restricted cash	(80,907)	60,381
Cash, cash equivalents and restricted cash, beginning of period	121,172	60,791
Cash, cash equivalents and restricted cash, end of period	$40,265	$121,172
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$39,393	$119,894
Restricted cash included in deposits and other assets	872	1,278
Cash, cash equivalents and restricted cash, end of period	$40,265	$121,172

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

In August 2023, the Company acquired Pionyr Immunotherapeutics, Inc., a Delaware corporation (“Pionyr”) in accordance with the terms of the Agreement and Plan of Merger (the “Pionyr Merger Agreement”). Under the terms of the Pionyr Merger Agreement, at the closing of the acquisition, the Company acquired all of Pionyr’s assets (the “Acquisition”).

In May 2024, after a review of the Company’s business, programs, resources and capabilities, including anticipated costs and timelines, the Company announced the decision to conduct a comprehensive review of strategic alternatives. As part of the strategic review process, the Company explored potential strategic alternatives that included, without limitation, an acquisition, merger, business combination or other transactions, as well as strategic transactions related to its product candidates and related assets. The Company also sold certain intellectual property rights related to its preclinical AHR agonist in November 2024 (see Note 17). The Company has continued to divest and explore strategic alternatives related to data, technology and other intellectual property rights related to the Company’s historical business that were not in active development and which the Company does not consider material.

On December 23, 2024, following a comprehensive review of strategic alternatives, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Insight Merger Sub I (“Merger Sub I”) and Insight Merger Sub II (“Merger Sub II”), its direct, wholly owned subsidiaries and Inmagene Biopharmaceuticals (“Inmagene”), pursuant to which among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Inmagene, with Inmagene surviving as a direct, wholly owned subsidiary of the Company (the “Surviving Entity,” and such transaction, the “First Merger”) and immediately after the First Merger, the Surviving Entity will merge with and into Merger Sub II with Merger Sub II surviving as a direct, wholly owned subsidiary of the Company (such transaction, the “Second Merger,” and together with the First Merger, the “Merger”). Immediately prior to the effective time of the First Merger, the Company is expected to enter into a Contingent Value Rights Agreement with a rights agent pursuant to which the Company’s pre-Merger common stockholders will receive one contingent value right (each, a “CVR”) for each outstanding share of common stock held by such stockholder on such date. The Merger was unanimously approved by the board of directors of the Company, and the board of directors resolved to recommend approval of the Merger Agreement to the stockholders of the Company. The closing is subject to approval by the stockholders and Inmagene’s stockholders, as well as other customary closing conditions. If the Merger is completed, the business of Inmagene will continue as the business of the combined company.

Concurrently with the execution of the Merger Agreement, the Company also agreed to lend to Inmagene up to $22.5 million, of which $7.5 million was funded in December 2024 (see Note 14).

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger or any other strategic transaction will be successfully consummated. If the strategic review process is unsuccessful, the board of directors may decide to pursue a dissolution and liquidation. In addition, if the Company were to continue development efforts, the Company would be subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful development of its product candidates, raising additional capital with favorable terms, protection of proprietary technology and market acceptance of any approved future products. The successful development of product candidates requires substantial working capital, which may not be available to the Company on favorable terms or at all.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including a net loss of $49.2 million for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $331.6 million. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, notes to Inmagene and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements.

The Company expects to continue to incur costs and expenditures in connection with the Merger. There can be no assurance, however, that the Company will be able to successfully consummate any particular strategic transaction, including the Merger. The process of continuing to evaluate strategic alternatives and pursuing the Merger may be very costly, time-consuming and complex, and the Company has incurred, and may in the future incur, significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. Should the Company continue to progress the development of product candidates, it will need to obtain substantial additional funding in connection with continuing operations, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to the accruals for research and development expenses and collaboration revenue.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance by targeting both cancer-driving targets and mechanisms of resistance to other therapies.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. As of December 31, 2024, the Company has not experienced any credit related losses on its cash, cash equivalents or marketable securities.

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

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents, restricted cash and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying amounts of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Marketable Securities

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

Restricted Cash

As of December 31, 2024 and 2023, the Company maintained restricted cash totaling $0.9 million and $1.3 million, respectively, held in the form of a money market account as collateral for the Company’s facility lease obligations. This balance is included within deposits and other assets on the consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset. Lab equipment is depreciated over five years. Electronic equipment and software are depreciated over three years. Leasehold improvements are amortized over the shorter of their useful life or lease term. When an item is sold or retired, the costs and related accumulated depreciation are eliminated, and the resulting gain or loss, if any, is credited or charged to income in the consolidated statements of operations and comprehensive loss. Repairs and maintenance costs are expensed as incurred.

Assets Held for Sale

The Company classifies assets as held for sale when the following conditions are met: (1) management has committed to a plan to sell, (2) the assets are available for immediate sale in their present condition, (3) the Company has initiated an active program to identify a buyer, (4) it is probable that a sale will occur within one year, (5) the assets are actively marketed for sale at a reasonable price in relation to their current fair value, and (6) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately in the consolidated balance sheets as held for sale at the lower of the carrying amount or fair value less costs to sell. The assets are then no longer depreciated or amortized while classified as held for sale.

Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. The Company reviews the recoverability of its long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable, based on undiscounted cash flows. If such assets are considered to be impaired, an impairment loss is recognized and is measured as the amount by which the carrying amount of the assets exceed their estimated fair value, which is measured based on the projected discounted future net cash flows arising from the assets. In connection with its restructuring in 2024, the Company recorded an impairment of property and equipment held for sale (see Note 16). During the year ended December 31, 2023, the Company recorded a right-of-use asset impairment of $1.7 million.

Income Taxes

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

Revenue Recognition

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

Research and Development Expense

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

Stock-Based Compensation

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

Leases

The Company accounts for leases under ASC Topic 842, Leases (“ASC 842”). In accordance with ASC 842, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of twelve months or less on its consolidated balance sheets and recognizes those lease payments in the income statement on a straight-line basis over the lease term.

In addition to rent, the leases may require the Company to pay additional costs, such as utilities, maintenance and other operating costs, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a right-of-use asset and lease liability. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the consolidated statements of operations.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only elements of other comprehensive income (loss) are unrealized gains (losses) on marketable securities.

Accumulated other comprehensive income (loss) on the consolidated balance sheets consists of unrealized gains (losses) on marketable securities.

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

The Company has voting and non-voting classes of common stock. As more fully described in Note 8, the rights of the holders of voting and non-voting common stock are identical, except with respect to voting. Each share of non-voting common stock is convertible into one share of voting common stock at the option of the holder upon written notice. The Company allocates undistributed income (losses) attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of voting and non-voting common stock are equivalent.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2024	2023
Options to purchase common stock	7,678,058	7,088,261
Total	7,678,058	7,088,261

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024, and as the adoption related to disclosure only, the impact of adoption did not have a material impact on its consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$34,793	$34,793	$—	$—
Marketable securities:
U.S. treasury securities	27,004	—	27,004	—
Corporate debt securities	57,989	—	57,989	—
Total assets	$119,786	$34,793	$84,993	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$53,613	$53,613	$—	$—
Marketable securities:
Corporate debt securities	55,571	—	55,571	—
Total assets	$109,184	$53,613	$55,571	$—

During the years ended December 31, 2024 and 2023, there were no transfers into or out of Level 3.

4. MARKETABLE SECURITIES

The following tables summarize the Company’s marketable securities (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$26,985	$19	$—	$27,004
Corporate debt securities	57,940	84	(35)	57,989
Total	$84,925	$103	$(35)	$84,993

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$55,624	$27	$(80)	$55,571
Total	$55,624	$27	$(80)	$55,571

In accordance with the Company's investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. As of December 31, 2024 and 2023, there were no allowances for credit losses recorded.

The Company classifies its investments in marketable securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. The following table summarizes the fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

December 31, 2024
Due in one year or less	$70,636
Due after one year through two years	14,357
Total	$84,993

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Property and equipment:
Leasehold improvements	$1,219	$1,219
Electronic equipment and software	408	454
Furniture and fixtures	411	411
Lab equipment	—	2,988
Total property and equipment	2,038	5,072
Less: accumulated depreciation	(1,445)	(2,737)
Property and equipment, net	$593	$2,335

During the year ended December 31, 2024, the Company sold or disposed of lab and other equipment with a gross book value of $3.0 million and accumulated depreciation of $1.8 million. The Company received proceeds of $0.4 million and recorded an impairment on assets held for sale of $0.7 million and a loss on disposal of $0.1 million.

Depreciation expense for the years ended December 31, 2024 and 2023 was $0.5 million and $1.0 million, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Employee compensation	$1,730	$3,311
Research and development expenses	1,935	3,964
Professional fees	2,409	1,221
Other	23	85
Total	$6,097	$8,581

7. COLLABORATION AGREEMENT AND STOCK PURCHASE AGREEMENT WITH BRISTOL-MYERS SQUIBB

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

The Company determined that the Bristol-Myers Squibb Collaboration Agreement represented a contract with a customer to be accounted for in accordance with ASC 606. The Company identified two performance obligations; research and development services for each of IK-175 and IK-412. The options to receive worldwide development and commercialization licenses for the two targets and the option to receive manufacturing services in the future were determined to not provide any material rights to the customer and were therefore not considered to be performance obligations. The arrangement also contains certain de minimis items, including participation on joint oversight committees. The Company identified $78.7 million of total transaction price representing the upfront consideration allocated to the revenue arrangement. Additional consideration to be paid to the Company upon exercise of a right to receive a license or potential milestone and royalty payments were excluded from the transaction price as they relate to amounts that can only be achieved subsequent to the exercise of an options and are outside of the initial contact term.

The Company recognized revenue related to each of its performance obligations as the research and development services were performed. The Company recognized revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred. The Company recognized revenue of $9.2 million during the year ended December 31, 2023 that was included in deferred revenue at December 31, 2022, at which time the full amount of the transaction price had been recognized as the Company completed the performance obligations as of December 31, 2023.

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

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2024 and 2023, the Company had 150,000,000 shares of common stock authorized, of which 48,258,111 were issued and outstanding as of December 31, 2024 and 2023, of which 41,889,525 shares were voting common stock and 6,368,586 shares were non-voting common stock.

Voting: The holders of shares of voting common stock are entitled to one vote for each share of voting common stock held at all meetings of stockholders and written action in lieu of meetings; there is no cumulative voting. The holders of outstanding shares of voting common stock shall be entitled to elect two directors of the Company. Shares of non-voting common stock are convertible into shares of voting common stock on a 1:1 basis, upon written notice by the holder, subject to notice periods for certain holders.

Dividends: The holders of both classes of common stock are entitled to receive dividends, if and when declared by the Board of Directors. No dividends have been declared or paid by the Company since its inception.

Liquidation: After payment to the holders of shares of Preferred Stock of their liquidation preferences, the remaining assets of the Company are distributed to the holders of both classes of common stock.

Preferred Stock

On August 4, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (“Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Acquisition, which provided for the issuance of shares of Series A Preferred Stock. Pursuant to the Acquisition, the Company agreed to issue 4,153,439 shares of Series A Preferred Stock to Pionyr stockholders. The Company agreed to hold a special meeting of stockholders to submit the approval of the conversion of the Series A Preferred Stock into shares of common stock, pursuant to which each share of Series A Preferred Stock would be convertible into one share of voting common stock, provided, however, that if such stockholder already held shares of the Company’s non-voting common stock prior to the conversion, such holder would receive shares of non-voting common stock in lieu of shares of voting common stock to the extent the issuance of shares of voting common stock to such holder would result in such holder, when aggregated with its affiliates for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, beneficially owning more than 9.99% of the Company’s voting common stock. If stockholders had not approved the conversion of the Series A Preferred Stock into common stock by February 4, 2024 (six (6) months from the closing of the Acquisition), then, upon any attempted conversion, holders of Series A Preferred Stock may have thereafter required the Company to repurchase the Series A Preferred Stock at the then-current fair value of the underlying common stock.

The Company classified convertible preferred stock as temporary equity in the accompanying consolidated statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity due to terms that allowed for redemption of the shares in cash upon certain events that are outside of the Company’s control, including failure to obtain stockholder approval of the conversion of the Series A Preferred Stock. The Company did not accrete the value of the convertible preferred stock to the redemption values since a liquidation event was not considered probable prior to the conversion date.

The Series A Preferred Stock was subsequently converted to shares of the Company’s common stock pursuant to stockholder approval at a special meeting of stockholders held on October 11, 2023.

9. ACQUISITION OF PIONYR

On August 4, 2023, the Company acquired Pionyr. Under the terms of the Pionyr Acquisition Agreement, the Company issued to the stockholders of Pionyr 1,800,652 shares of the Company’s common stock (including 153,121 shares of the Company’s non-voting common stock), and 4,153,439 shares of Series A Preferred Stock, which was a newly designated series of preferred stock that is intended to have economic rights equivalent to the Company’s common stock, but with only limited voting rights. The Series A Preferred Stock converted to shares of the Company’s common stock pursuant to stockholder approval at a special meeting of stockholders held on October 11, 2023.

The Company accounted for the Pionyr acquisition as a capitalization transaction to acquire the cash, cash equivalents and marketable securities of Pionyr. Under the recapitalization accounting model, the assets acquired and liabilities assumed were recognized at their fair value on August 4, 2023. The equity issued by the Company was recognized on the basis of the net fair value of the assets acquired and liabilities assumed. Cash consideration transferred and transaction costs incurred attributable to the Acquisition were reflected as reductions to equity. The Company incurred $1.3 million of transaction costs that were direct and incremental to the Acquisition.

In connection with the acquisition of Pionyr, the Company issued one CVR to the former Pionyr stockholders for each share of Pionyr stock held at closing (the “Pionyr CVR”). The Pionyr CVR entitles the holder to receive 50% of net proceeds, outside of royalties, for any potential monetization of Pionyr legacy programs within two years. The Company evaluated the Pionyr CVR to determine if it qualified as a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and re-valued at each reporting date with changes in fair value recorded as other income or expense for each reporting period. The Company determined that the contingent payments under the Pionyr CVR qualified for the scope exception under ASC 815, and as such, did not qualify as a derivative liability but is accounted for as a contingent liability. The Company did not record a liability for contingent payments that would be payable under the Pionyr CVR as receipt of such payments was not considered probable or estimable.

In December 2024, the Company licensed certain Pionyr legacy program assets for future contingent payments (see Note 17).

As of December 31, 2024 and 2023, the contingent consideration cannot be reasonably estimated, and the contingency was not resolved.

10. STOCK-BASED COMPENSATION

The Company has outstanding awards under its 2016 Stock Incentive Plan, as amended (the “2016 Plan”), but is no longer granting awards under this plan. The Company’s 2021 Stock Incentive Plan (the “2021 Plan” and, together with the 2016 Plan, the “Plans”) allows the Company to make equity-based and cash-based incentive awards to officers, employees, directors and consultants. The number of shares initially reserved under the 2021 Plan was 3,119,514 shares of the Company’s common stock. Additionally, shares of the Company’s common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2021 Plan. The 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2021 Plan on the first day of each fiscal year during the period beginning in fiscal year 2022. The annual increase in the number of shares shall be equal to 4% of the number of shares of common stock outstanding on the immediately preceding December 31; or such lesser number of shares as determined by the Administrator as provided in the 2021 Plan. On January 1, 2024, the number of shares of common stock available for issuance under the 2021 Plan increased by 1,930,324 shares as a result of the automatic increase provision of the 2021 Plan. As of December 31, 2024, 4,753,782 shares of common stock remain available for future issuance under the 2021 Plan.

The vesting periods for equity awards, which generally are four years, are determined by the Company’s board of directors. The contractual term for stock option awards is ten years.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$1,655	$3,937
General and administrative	3,377	3,695
Restructuring and other charges	263	—
Total	$5,295	$7,632

As of December 31, 2024, the total unrecognized stock-based compensation balance for outstanding awards was $3.9 million, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes stock option activity for the year ended December 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	7,088,261	$6.35	6.92	$94
Granted	2,377,173	1.48
Exercised	—	—
Cancelled or forfeited	(1,787,376)	5.57
Outstanding as of December 31, 2024	7,678,058	$5.02	6.25	$426
Vested or expected to vest as of December 31, 2024	7,678,058	$5.02	6.25	$426
Options exercisable as of December 31, 2024	4,851,096	$6.43	4.78	$77

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No options were exercised during the year ended December 31, 2024. The aggregate intrinsic value of options exercised during the year ended December 31, 2023 was $0.1 million.

The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2024 and 2023 was $1.13 per share and $2.34 per share, respectively. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and assumptions input into the model. The following table presents, on a weighted average basis, the assumptions used in the model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.18%	4.00%
Expected dividend yield	0%	0%
Expected option term (in years)	5.88	6.04
Expected stock price volatility	91.99%	87.00%

Employee Stock Purchase Plan

On March 20, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 346,613 shares of the Company’s common stock. An annual increase in the number of shares of common stock reserved and available for issuance under the ESPP shall be equal to 1% of the number of shares of common stock outstanding on the immediately preceding December 31; and such lesser number of shares as determined by the Administrator as provided in the ESPP. As of December 31, 2024, no shares have been purchased by employees under the ESPP.

11. EMPLOYEE BENEFIT PLAN

The Company has a defined-contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the plan by the Company totaled $0.4 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively. Employees can designate the investment of their 401(k) accounts into several mutual funds. Administrative costs of the plan for each of the years ended December 31, 2024 and 2023, were immaterial.

12. INCOME TAXES

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current
Federal	$34	$(237)
State	118	68
Total current provision (benefit)	$152	$(169)

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2024	2023
Tax effected at statutory rate	21.0%	21.0%
State taxes	(0.3)	6.4
Stock compensation	(1.3)	(1.2)
Non-deductible expenses	(0.9)	(0.6)
Federal research and development credits	2.9	4.2
Other	(0.1)	0.4
Change in valuation allowance	(21.6)	(30.0)
Total	(0.3)%	0.2%

The Company’s total deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax asset:
Federal net operating loss carryforward	$40,218	$29,529
State net operating loss carryforward	13,145	8,581
R&D credit carryforwards	16,339	14,589
Capitalized start-up costs	176	196
Accruals and reserves	492	802
Stock-based compensation	2,444	2,381
Lease liability	2,078	2,934
Capitalized R&E	38,007	44,366
Total deferred tax asset	112,899	103,378

Deferred tax liability:
Fixed assets	$(140)	$(603)
Right-of-use asset	(1,004)	(1,554)
Total deferred tax liability	(1,144)	(2,157)
Net deferred tax asset and liability before valuation allowance	111,755	101,221
Valuation allowance	(111,755)	(101,221)
Net deferred tax asset	$—	$—

The Company’s 2024 income tax provisions related primarily to state income taxes. The Company’s 2023 income tax benefit related the current year acquisition of Pionyr, offset partially by state income taxes. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During 2024, the valuation allowance increased by $10.5 million primarily due to the Company's book loss for the period. During 2023, the valuation allowance increased by $41.2 million primarily due to the Company's book loss for the period and the Pionyr acquisition.

As of December 31, 2024, the Company had approximately $191.5 million and $205.5 million of federal and state operating loss carryforwards, respectively. The federal net operating losses are not subject to expiration, other than $0.7 million that are subject to expire in 2037, and the state net operating losses begin to expire in 2039. As of December 31, 2024, the Company also has federal and state research and development tax credit carryforwards of approximately $13.1 million and $3.2 million respectively, to offset future income taxes, which will begin to expire in 2025. Carryforwards are available to reduce future taxable income, if any, subject to certain annual limitations. The use of carryforwards to reduce table income may also be subject to limitation based upon changes in the ownership of the company's ultimate parent. Carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Uncertain Tax Positions

ASC 740 prescribes the accounting for uncertainty in income taxes recognized in the consolidated financial statements. The Company regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit which is more likely than not to be realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax positions in its provision for (benefit from) income taxes line of its consolidated statements of operations and comprehensive loss.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$949	$—
Beginning balance adjustment	—	927
Increases related to tax positions taken from prior years	59	22
Ending balance	$1,008	$949

As of December 31, 2024, $1.0 million of the unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. A portion of the unrecognized tax benefit may be reduced in 2025 due to the schedule lapse in the statute of limitations. The Company recognized an immaterial amount of interest related to uncertain tax positions in income taxes during 2024.

As of December 31, 2023, the balance was adjusted by $0.9 million related to the acquisition of Pionyr.

The Company files U.S. federal and state income tax returns and is generally subject to income tax examinations by these authorities for all tax years after December 31, 2021. Currently, no federal or state income tax returns are under examination by the respective income tax authorities.

13. LEASE OBLIGATIONS

The Company leases office and laboratory space in Boston, Massachusetts under a non-cancelable operating lease that expires in May 2026. In connection with its acquisition of Pionyr, the Company acquired a non-cancelable operating lease for office and laboratory space in San Francisco, California, that expires in April 2027. In April 2024, the Company entered into three sublease agreements with third parties for the use of office and laboratory space in San Francisco, California. Total fixed payments to be received by the Company through April 2027 under the three sublease agreements amount to $2.5 million. For the year ended December 31, 2024, the Company recorded other income of $1.0 million related to its subleases.

The Company’s lease agreements require the Company to maintain cash letters of credit to secure their obligations under the leases of $0.9 million and $1.3 million as of December 31, 2024 and 2023, respectively. Restricted cash held as collateral for these letters of credit are included in deposits and other assets on the consolidated balance sheets.

The components of the lease costs under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease costs	$2,758	$2,316
Variable lease costs	1,540	889
Total lease costs	$4,298	$3,205

Variable lease cost primarily related to operating expenses, parking, taxes and insurance associated with the Company's operating leases.

Supplemental disclosure of cash flow information related to the Company’s leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liability	$4,079	$2,534

The weighted-average remaining lease terms and discount rates related to the Company's leases were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	2.0	3.0
Weighted-average discount rate - operating leases	7.8%	7.8%

Because the interest rate implicit in the leases was not readily determinable, the Company’s estimated incremental borrowing rate was used to calculate the present value of the leases. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the leases.

The future minimum lease payments for the Company’s operating lease as of December 31, 2024, were as follows (in thousands):

Years ending December 31,
2025	$4,212
2026	3,171
2027	720
Total minimum lease payments	8,103
Less: imputed interest	(582)
Total operating lease liability	$7,521

The following table represents operating lease liabilities on the consolidated balance sheets (in thousands):

December 31, 2024
Operating lease liability	$3,784
Long-term portion of operating lease liability	3,737
Total operating lease liability	$7,521

14. MERGER AGREEMENT AND LOAN AND SECURITY AGREEMENT

Concurrently with the execution of the Merger Agreement, the Company also entered into a Loan and Security Agreement (the “Loan Agreement”) with Inmagene, pursuant to which the Company will lend to Inmagene up to $22.5 million, consisting of (i) an initial term loan of $7.5 million, which was funded in December 2024 and (ii) additional term loans in increments of $7.5 million, subject to certain drawdown conditions (collectively, the “Term Loan Advances”). The Term Loan Advances shall bear interest, on the outstanding daily balance thereof, at a rate equal to 6.0% per annum, and may be prepaid at any time without premium or penalty. The Term Loan Advances shall be secured by certain Inmagene assets in respect of its anti-OX40 monoclonal antibody asset, IMG-007. If the Merger Agreement is terminated, the Term Loan Advances shall mature and the Loan Agreement shall terminate on the date that is six months following the termination of the Merger Agreement. Upon consummation of the Merger, all unpaid Term Loan Advances and accrued interest shall be automatically forgiven and the Loan Agreement shall terminate. As of December 31, 2024, the Company has recorded a long-term note receivable of $7.5 million. Issuance costs related to the Loan Agreement were not material. Interest income related to the note receivable was not material for the year ended December 31, 2024. The Company does not believe there is any impairment to the note receivable due to its secured position by the assets of Inmagene’s anti-OX40 monoclonal antibody asset, IMG-007, and its expectation that the amount will be recoverable.

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company's commitments under its leases are described in Note 13.

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

Other Agreements

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of December 31, 2024 or royalties on future sales of specified products that have not yet occurred as of December 31, 2024.

Contingent Value Rights

In connection with the acquisition of Pionyr on August 4, 2023, the Company issued one Pionry CVR to the former Pionyr stockholders for each share of Pionyr stock held at closing (see Note 9). The Pionyr CVR entitles the holder to receive 50% of net proceeds, outside of royalties, for any potential monetization of Pionyr legacy programs within two years. As of December 31, 2024 and 2023, the contingent consideration cannot be reasonably estimated, and the contingency was not resolved.

16. RESTRUCTURING AND OTHER CHARGES

On January 17, 2024, the board of directors of the Company approved a plan to reduce the Company’s workforce by approximately 35% and discontinue discovery efforts. The workforce reduction was designed to align the Company’s workforce with its strategy to focus on its clinical stage, targeted oncology programs, IK-930 and IK-595. The workforce reduction and discontinuation of discovery efforts are referred to as the “January Restructuring” and were completed by March 31, 2024. In connection with the workforce reduction, the Company terminated 20 employees. During the first quarter of 2024, the Company recorded severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of $1.6 million, which were paid by June 30, 2024, and non-cash charges of $0.3 million for the modification of certain equity awards. In March 2024, the Company committed to a plan to sell laboratory equipment related to its discovery efforts and therefore classified the net amount of assets held for sale of $0.4 million in prepaid expenses and other current assets on the consolidated balance sheets as of March 31, 2024. The assets held for sale were carried at the lower of the carrying amount or fair value, less costs to sell, and were sold in the second quarter of 2024.

On May 23, 2024, the board of directors of the Company approved a plan to discontinue the clinical development of IK-930, continue clinical development of IK-595 and reduce its current workforce by approximately 53% (the “May Restructuring” and together with the January Restructuring, the “Restructurings”). The board of directors also approved a process to explore, review and evaluate a range of potential strategic options for the Company. The May Restructuring resulted in the termination of 18 employees through September 30, 2024. During the year ended December 31, 2024, the Company recorded severance expense in connection with the May Restructuring of $0.9 million, which were paid by December 31, 2024.

In June 2024, the board of directors of the Company approved up to $1.3 million of retention payments to employees, subject to remaining actively employed with the Company through specified dates. The retention payments are expensed as services are performed. During the year ended December 31, 2024, the Company recorded retention expense of $1.0 million, which were paid by December 31, 2024.

The Company’s Restructuring and other charges and balance of its Restructuring liability, which was included in accrued employee compensation, consisted of the following for the year ended December 31, 2024 (in thousands):

	Year Ended December 31, 2024
	Employee
	Related	Non-cash	Asset
	Payments	Compensation	Impairments	Total
Accrued balance at December 31, 2023	$—	$—	$—	$—
Expense	3,414	263	742	4,419
Payments	(3,414)	—	—	(3,414)
Non-cash	—	(263)	(742)	(1,005)
Accrued balance at December 31, 2024	$—	$—	$—	$—

17. ASSET SALE AND LICENSE AGREEMENT

On November 8, 2024, the Company entered into an asset purchase agreement for its IK-1259 and IK-0714 technology, including intellectual property, which was not in active development, for cash consideration of $1.5 million. The Company accounted for the disposal as an asset sale. As the Company had no recorded value for the assets sold, the $1.5 million was recognized as other income during the year ended December 31, 2024 as the asset sales were unrelated to the Company’s core operations.

On December 3, 2024, the Company entered into a license agreement related to certain legacy Pionyr programs for potential future payments for the achievement of certain regulatory and commercial milestones, commercial royalties, and a portion of proceeds from future strategic transactions. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. Additionally, the Company has not recognized any amounts for potential proceeds from future strategic transactions or commercial royalties as the events giving rise to such payments have not occurred or are probable of occurring. Any payments received by the Company under this license agreement will be subject to the Pionyr CVR (see Note 9).

18. SEGMENT INFORMATION

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group (the “CODM”), in deciding how to allocate resources and assess performance. The CODM of the Company is the Chief Executive Officer. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and comprehensive loss and the Company’s operations are managed on a consolidated basis to decide where to allocate and invest additional resources within the business.

As a single reportable segment entity, the Company’s segment performance measure is net loss. In addition to the significant expense categories included within consolidated net loss presented in the consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses (in thousands):

	Year Ended December 31,
	2024	2023
Research and development
Direct research and development expenses by program:
IK-930	$8,684	$11,608
IK-595	9,682	8,068
IK-175	480	2,677
Discovery and other programs	1,092	10,218
Unallocated expense:
Personnel related (including stock-based compensation)	8,186	19,571
Other research and development cost	2,751	7,510
Total research and development expenses	$30,875	$59,652

Other segment information such as non-cash stock-based compensation or depreciation and amortization or interest expense are not provided to the CODM but are included in net loss. Such amounts are detailed in the Company’s consolidated statements of operations and consolidated loss or in its consolidated statements of cash flows. See the consolidated financial statements for other segment financial information regarding.

Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and marketable debt securities, which can be found on the Company’s consolidated balance sheets.

All long-lived assets of the Company are held in the United States.

19. RELATED PARTY

The Company had a license agreement with the University, which was affiliated with a director of the Company at the time of the license agreement. During each of the years ended December 31, 2024 and 2023 the Company recorded expenses in connection with University license fees and certain patent-related costs incurred on its behalf of $0.1 million. The license agreement was terminated in 2024 (see Note 15).

OrbiMed Advisors LLC (“OrbiMed”), a related party of the Company, was previously a stockholder of Pionyr. In connection with the Pionyr acquisition, OrbiMed was allocated 153,121 shares of non-voting common stock and 353,192 shares of Series A Preferred Stock, which converted to common stock pursuant to stockholder approval at a special meeting of stockholders held on October 11, 2023. As of December 31, 2024, OrbiMed beneficially owned approximately 8.45% of the Company’s voting common stock outstanding.