Form 10-Q
period 2025-03-31
Ikena Oncology, Inc.
filed 2025-05-08
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 48,258,111 shares of common stock, $0.001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, which could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$36,763	$39,393
Marketable securities	77,288	84,993
Prepaid expenses and other current assets	2,948	2,783
Total current assets	116,999	127,169
Property and equipment, net	506	593
Right-of-use asset	3,102	3,635
Deposits and other assets	10,231	10,113
Total assets	$130,838	$141,510
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$805	$897
Accrued expenses and other current liabilities	4,096	6,097
Operating lease liability	3,892	3,784
Total current liabilities	8,793	10,778
Long-term portion of operating lease liability	2,718	3,737
Other long-term liabilities	1,077	1,061
Total liabilities	12,588	15,576
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; No shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized and 48,258,111 shares issued and outstanding as of March 31, 2025 and December 31, 2024	48	48
Additional paid-in capital	458,341	457,437
Accumulated other comprehensive income	99	68
Accumulated deficit	(340,238)	(331,619)
Total stockholders’ equity	118,250	125,934
Total liabilities and stockholders’ equity	$130,838	$141,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$3,715	$9,645
General and administrative	5,644	5,999
Restructuring and other charges	1,435	2,582
Total operating expenses	10,794	18,226
Loss from operations	(10,794)	(18,226)
Other income (expense):
Investment income	1,418	2,114
Other income (expense), net	785	(7)
Total other income, net	2,203	2,107
Loss before income taxes	(8,591)	(16,119)
Income tax expense	(28)	(27)
Net loss	$(8,619)	$(16,146)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	31	(265)
Total comprehensive loss	$(8,588)	$(16,411)

Net loss per share:
Net loss per share, basic and diluted	$(0.18)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	48,258,111	48,258,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	48,258,111	$48	$457,437	$68	$(331,619)	$125,934
Stock-based compensation expense	—	—	904	—	—	904
Other comprehensive income	—	—	—	31	—	31
Net loss	—	—	—	—	(8,619)	(8,619)
Balance as of March 31, 2025	48,258,111	$48	$458,341	$99	$(340,238)	$118,250

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	48,258,111	$48	$452,142	$(48)	$(282,385)	$169,757
Stock-based compensation expense	—	—	2,001	—	—	2,001
Other comprehensive loss	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	(16,146)	(16,146)
Balance as of March 31, 2024	48,258,111	$48	$454,143	$(313)	$(298,531)	$155,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,619)	$(16,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87	219
Net accretion of discounts on marketable securities	(196)	(393)
Stock-based compensation expense	904	2,001
Non-cash operating lease expense	533	445
Loss on disposal of property and equipment	—	99
Impairment of assets held for sale	—	742
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(165)	(269)
Deposits and other assets	(118)	(102)
Accounts payable	(92)	(157)
Accrued expenses and other current liabilities	(2,001)	(3,764)
Operating lease liabilities	(911)	(993)
Other long-term liabilities	16	14
Net cash used in operating activities	(10,562)	(18,304)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	60
Purchases of marketable securities	(17,187)	(62,298)
Proceeds from maturities of marketable securities	25,119	13,500
Net cash provided by (used in) investing activities	7,932	(48,738)
Net decrease in cash, cash equivalents and restricted cash	(2,630)	(67,042)
Cash, cash equivalents and restricted cash, beginning of period	40,265	121,172
Cash, cash equivalents and restricted cash, end of period	$37,635	$54,130
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$36,763	$52,852
Restricted cash included in deposits and other assets	872	1,278
Cash, cash equivalents and restricted cash, end of period	$37,635	$54,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Basis of Presentation

Ikena Oncology, Inc. (the “Company”) is a clinical stage targeted oncology company, historically focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance. The Company’s approach has been to target both cancer-driving targets and mechanisms of resistance to other therapies.

In May 2024, after a review of the Company’s business, programs, resources and capabilities, including anticipated costs and timelines, the Company announced the decision to conduct a comprehensive review of strategic alternatives. As part of the strategic review process, the Company explored potential strategic alternatives that included, without limitation, an acquisition, merger, business combination or other transactions, as well as strategic transactions related to its product candidates and related assets. On December 23, 2024, following a comprehensive review of strategic alternatives, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Insight Merger Sub I (“Merger Sub I”) and Insight Merger Sub II (“Merger Sub II”), its direct, wholly owned subsidiaries and Inmagene Biopharmaceuticals (“Inmagene”), pursuant to which among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Inmagene, with Inmagene surviving as a direct, wholly owned subsidiary of the Company (the “Surviving Entity,” and such transaction, the “First Merger”) and immediately after the First Merger, the Surviving Entity will merge with and into Merger Sub II with Merger Sub II surviving as a direct, wholly owned subsidiary of the Company (such transaction, the “Second Merger,” and together with the First Merger, the “Merger”). Immediately prior to the effective time of the First Merger, the Company is expected to enter into a Contingent Value Rights Agreement with a rights agent pursuant to which the Company’s pre-Merger common stockholders will receive one contingent value right (each, a “CVR”) for each outstanding share of common stock held by such stockholder on such date. The Merger was unanimously approved by the board of directors of the Company, and the board of directors resolved to recommend approval of the Merger Agreement to the stockholders of the Company. The closing is subject to approval by the stockholders and Inmagene’s stockholders, as well as other customary closing conditions. If the Merger is completed, the business of Inmagene will continue as the business of the combined company. Concurrently with the execution of the Merger Agreement, the Company also agreed to lend to Inmagene up to $22.5 million, of which $7.5 million was funded in December 2024 and an additional $7.5 million was funded in April 2025 (see Note 7). The Company has continued to divest and explore strategic alternatives related to data, technology and other intellectual property rights related to the Company’s historical business that were not in active development and which the Company does not consider material.

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

The accompanying condensed consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position for the reported periods. The results of operations for any interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2024, which were included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions reflected in these condensed consolidated financial statements include but are not limited to the accruals for research and development expenses.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. As of March 31, 2025, the Company has not experienced any credit related losses on its cash, cash equivalents or marketable securities.

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

Restricted Cash

As of March 31, 2025 and December 31, 2024, the Company maintained restricted cash totaling $0.9 million, held in the form of a money market account as collateral for the Company’s facility lease obligations. This balance is included within deposits and other assets on the condensed consolidated balance sheets.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options. For periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The Company has voting and non-voting classes of common stock. The rights of the holders of voting and non-voting common stock are identical, except with respect to voting. Each share of non-voting common stock is convertible into one share of voting common stock at the option of the holder upon written notice. The Company allocates undistributed income (losses) attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of voting and non-voting common stock are equivalent.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2025	2024
Options to purchase common stock	6,539,639	8,696,192
Total	6,539,639	8,696,192

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$25,743	$25,743	$—	$—
Marketable securities:
U.S. treasury securities	18,575	—	18,575	—
Corporate debt securities	58,713	—	58,713	—
Total assets	$103,031	$25,743	$77,288	$—

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$34,793	$34,793	$—	$—
Marketable securities:
U.S. treasury securities	27,004	—	27,004	—
Corporate debt securities	57,989	—	57,989	—
Total assets	$119,786	$34,793	$84,993	$—

During the three months ended March 31, 2025 and 2024, there were no transfers into or out of Level 3.

4. Marketable Securities

The following tables summarize the Company's marketable securities (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$18,570	$5	$—	$18,575
Corporate debt securities	58,619	107	(13)	58,713
Total	$77,189	$112	$(13)	$77,288

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$26,985	$19	$—	$27,004
Corporate debt securities	57,940	84	(35)	57,989
Total	$84,925	$103	$(35)	$84,993

In accordance with the Company's investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. As of March 31, 2025 and December 31, 2024, there were no allowances for credit losses recorded.

The Company classifies its investments in marketable securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. The following table summarizes the fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

March 31, 2025
Due in one year or less	$52,828
Due after one year through two years	24,460
Total	$77,288

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Employee compensation	$307	$1,730
Research and development expenses	1,651	1,935
Professional fees	1,998	2,409
Other	140	23
Total	$4,096	$6,097

6. Stock-Based Compensation

The Company has outstanding awards under its 2016 Stock Incentive Plan, as amended (the “2016 Plan”), but is no longer granting awards under this plan. The Company’s 2021 Stock Incentive Plan (the “2021 Plan” and, together with the 2016 Plan, the “Plans”) allows the Company to make equity-based and cash-based incentive awards to officers, employees, directors and consultants. The number of shares initially reserved under the 2021 Plan was 3,119,514 shares of the Company’s common stock. Additionally, shares of the Company’s common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2021 Plan. The 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2021 Plan on the first day of each fiscal year during the period beginning in fiscal year 2022. The annual increase in the number of shares shall be equal to 4% of the number of shares of common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Administrator as provided in the 2021 Plan. There was no increase to the shares available for issuance under the 2021 Plan on January 1, 2025. As of March 31, 2025, 5,892,201 shares of common stock remain available for future issuance under the 2021 Plan.

The vesting periods for equity awards, which generally are four years, are determined by the Company’s board of directors. The contractual term for stock option awards is ten years.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$147	$777
General and administrative	581	961
Restructuring and other charges	176	263
Total	$904	$2,001

As of March 31, 2025, the total unrecognized stock-based compensation balance for outstanding awards was $2.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2024	7,678,058	$5.02	6.25	$426
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(1,138,419)	8.06
Outstanding as of March 31, 2025	6,539,639	$4.49	6.78	$15
Vested or expected to vest as of March 31, 2025	6,539,639	$4.49	6.78	$15
Options exercisable as of March 31, 2025	4,414,297	$5.47	5.90	$15

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No options were exercised during the three months ended March 31, 2025 or 2024.

No stock options were granted during the three months ended March 31, 2025. The weighted-average grant date fair value of the stock options granted during the three months ended March 31, 2024 was $1.08 per share. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and assumptions input into the model. The following table presents, on a weighted average basis, the assumptions used in the model to determine the grant-date fair value of stock options granted:

Three Months Ended
March 31, 2024
Risk-free interest rate	4.17%
Expected dividend yield	0%
Expected option term (in years)	6.04
Expected stock price volatility	91.11%

7. Merger Agreement and Loan and Security Agreement

Concurrently with the execution of the Merger Agreement, the Company also entered into a Loan and Security Agreement (the “Loan Agreement”) with Inmagene, pursuant to which the Company will lend to Inmagene up to $22.5 million, consisting of (i) an initial term loan of $7.5 million, which was funded in December 2024 and (ii) additional term loans in increments of $7.5 million, of which an additional $7.5 million was funded in April 2025, subject to certain drawdown conditions (collectively, the “Term Loan Advances”). The Term Loan Advances shall bear interest, on the outstanding daily balance thereof, at a rate equal to 6.0% per annum, and may be prepaid at any time without premium or penalty. The Term Loan Advances shall be secured by certain Inmagene assets in respect of its anti-OX40 monoclonal antibody asset, IMG-007. If the Merger Agreement is terminated, the Term Loan Advances shall mature and the Loan Agreement shall terminate on the date that is six months following the termination of the Merger Agreement. Upon consummation of the Merger, all unpaid Term Loan Advances and accrued interest shall be automatically forgiven and the Loan Agreement shall terminate. As of March 31, 2025, the loan receivable balance of $7.5 million plus interest receivable of $0.1 million was included in deposits and other assets. As of December 31, 2024, the loan receivable balance of $7.5 million was included in deposits and other assets on the accompanying consolidated balance sheets. Issuance costs related to the Loan Agreement were not material. The Company does not believe there is any impairment to the note receivable due to its secured position by the assets of Inmagene’s anti-OX40 monoclonal antibody asset, IMG-007, and its expectation that the amount will be recoverable.

8. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 13 Lease Obligations, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s leases during the three months ended March 31, 2025.

License Agreements

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of March 31, 2025 or royalties on future sales of specified products that have not yet occurred as of March 31, 2025.

Contingent Value Rights

In connection with the acquisition of Pionyr Immunotherapeutics, Inc. (“Pionyr”) on August 4, 2023, the Company issued one CVR to former Pionyr stockholders for each share of Pionyr stock held at closing (each, a “Pionyr CVR,” and collectively, the “Pionyr CVRs”). Each Pionyr CVR entitles the holder to receive 50% of net proceeds, outside of royalties, for any potential monetization of Pionyr legacy programs within two years. The Company accounts for the Pionyr CVRs as a contingent liability. As of March 31, 2025 and December 31, 2024, the Company did not record a liability for contingent payments that would be payable under the Pionyr CVRs as receipt of such payments was not considered probable or estimable.

9. Restructuring and Other Charges

In the first quarter of 2024, the Company implemented a workforce reduction and discontinuation of discovery efforts, which was completed by the end of the first quarter of 2024. The Company also sold laboratory assets related to its discovery efforts. In connection with these activities, the Company recorded restructuring and other charges of $2.6 million in the three months ended March 31, 2024 consisting of severance and stock-based compensation charges of $1.9 million and impairment of equipment of $0.7 million.

In the second quarter of 2024, the Company implemented another workforce reduction, which was completed by the third quarter of 2024, and also approved retention payments to employees, subject to remaining actively employed with the Company through specified dates. In connection with these activities, the Company recorded an additional $1.8 million of restructuring and other charges for the year ended December 31, 2024, consisting of severance and retention expense.

During the three months ended March 31, 2025, in connection with the Company’s proposed Merger, the Company terminated additional employees and approved retention payments to employees, subject to remaining actively employed with the Company through specified dates. In connection with these activities, the Company recorded $1.4 million of restructuring and other charges for the three months ended March 31, 2025, consisting of severance, stock-based compensation expense and retention expense.

The Company’s restructuring and other charges and balance of its restructuring liability, which was included in accrued employee compensation, consisted of the following for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	Employee Related Payments	Non-cash Compensation	Asset Impairments	Total
Accrued balance as of December 31, 2024	$—	$—	$—	$—
Expense	1,259	176	—	1,435
Payments	(1,061)	—	—	(1,061)
Non-cash	—	(176)	—	(176)
Accrued balance as of March 31, 2025	$198	$—	$—	$198

10. Asset Sales

In March 2025, the Company entered into an asset purchase agreement for its IK-175 technology, including intellectual property, which was not in active development, for cash consideration of $0.4 million. The Company accounted for the transaction as an asset sale. The $0.4 million was recognized as other income during the three months ended March 31, 2025 as the asset sale was unrelated to the Company’s core operations.

In March 2025, the Company entered into an agreement to assign intellectual property for a solely-owned patent family related to IK-412, for potential future milestone payments or license fees. The Company did not record any amounts related to this transaction, there were no upfront payments received, and potential future payments have not been deemed probable as of March 31, 2025.

11. Segment Information

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

As a single reportable segment entity, the Company’s segment performance measure is net loss. In addition to the significant expense categories included within consolidated net loss presented in the condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development
Direct research and development expenses by program:
IK-930	$399	$2,458
IK-595	2,450	1,664
IK-175	8	412
Discovery and other programs	22	(43)
Unallocated expense:
Personnel related (including stock-based compensation)	636	3,572
Other research and development cost	200	1,582
Total research and development expenses	$3,715	$9,645

Other segment information such as non-cash stock-based compensation or depreciation and amortization or interest expense are not provided to the CODM but are included in net loss. Such amounts are detailed in the Company’s condensed consolidated statements of operations and comprehensive loss or in its condensed consolidated statements of cash flows. See the condensed consolidated financial statements for other segment financial information.

Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and marketable debt securities, which can be found on the Company’s condensed consolidated balance sheets.

All long-lived assets of the Company are held in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We have historically been a clinical stage targeted oncology company focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance. In May 2024, after an in-depth assessment of the value proposition of our programs for both patients and company stakeholders, we announced our intention to seek strategic alternatives for the business in an effort to maximize value for shareholders. At that time, we discontinued development of IK-930, our selective Hippo pathway inhibitor. While dedicating efforts towards this corporate strategy, we allocated resources to continue the development of our RAS pathways program, IK-595. IK-595 is a molecular glue designed to trap MEK and RAF in an inactive complex to more completely inhibit RAS signals than existing inhibitors.

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on December 23, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Insight Merger Sub I (“Merger Sub I”) and Insight Merger Sub II (“Merger Sub II”), our direct, wholly owned subsidiaries, and Inmagene Biopharmaceuticals (“Inmagene”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Inmagene, with Inmagene surviving as our direct, wholly owned subsidiary (the “Surviving Entity,” and such transaction, the “First Merger”) and immediately after the First Merger, the Surviving Entity will merge with and into Merger Sub II with Merger Sub II surviving as our direct, wholly owned subsidiary (such transaction, the “Second Merger,” and together with the First Merger, the “Merger”). If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications.

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

Concurrently with the execution of the Merger Agreement, we also entered into a Loan and Security Agreement (the “Loan Agreement”) with Inmagene, pursuant to which we will lend to Inmagene up to $22.5 million, consisting of (i) an initial term loan of $7.5 million, which was funded in December 2024 and (ii) additional term loans in increments of $7.5 million, of which an additional $7.5 million was funded in April 2025, subject to certain drawdown conditions (collectively, the “Term Loan Advances”). The Term Loan Advances shall bear interest, on the outstanding daily balance thereof, at a rate equal to 6.0% per annum, and may be prepaid at any time without premium or penalty. The Term Loan Advances shall be secured by certain Inmagene assets in respect of its anti-OX40 monoclonal antibody asset, IMG-007. If the Merger Agreement is terminated, the Term Loan Advances shall mature and the Loan Agreement shall terminate on the date that is six months following the termination of the Merger Agreement. Upon consummation of the Merger, all unpaid Term Loan Advances and accrued interest shall be automatically forgiven and the Loan Agreement shall terminate.

Immediately prior to the effective time of the First Merger, we are expected to enter into the Contingent Value Rights Agreement (“CVR Agreement”) with the Rights Agent pursuant to which our pre-Merger common stockholders will receive one contingent value right (each, a “CVR”) for each outstanding share of our common stock held by such stockholder on such date. Pursuant to the CVR Agreement, each CVR holder will be entitled to receive (i) 100% of the net proceeds, if any, received by us as a result of CVR Payments made to us, such as milestone, royalty or earnout payments, received under any disposition agreements related to the CVR Assets entered into prior to the closing date of the Merger and (ii) 90% of the net proceeds, if any, received by us as a result of CVR Payments received under any disposition agreement related to the CVR Assets, including but not limited to, IK-595, entered into after the closing date of the Merger and prior to the first anniversary of the Merger closing. Such proceeds will be subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred by us or our affiliates, and losses incurred or reasonably expected to be incurred by us or our affiliates due to a third-party proceeding in connection with a disposition and certain wind-down costs. The CVR Payments, if any, will become payable to the Rights Agent for subsequent distribution to the CVR holders. In the event that no such proceeds are received during the term of the CVRs, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that any CVR holders will receive any CVR Payments.

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

Financial Operations

Since inception, we have incurred significant operating losses. Our net losses were $8.6 million for the three months ended March 31, 2025 and $49.2 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $340.2 million.

We expect to continue to incur costs and expenditures in connection with consummating the Merger and the ongoing process of exploring strategic options for the continued development of IK-595 and certain other legacy programs. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger. The process of continuing to evaluate strategic transactions and pursuing the Merger may be very costly, time-consuming and complex, and we have incurred, and may in the future incur, significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges.

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

Components of our Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. All of our revenue has been derived from the collaboration agreement that we entered into with Celgene Corporation (acquired by Bristol-Myers Squibb) (the “Bristol-Myers Squibb Collaboration Agreement”) in January 2019, which gave Bristol-Myers Squibb the option to receive a global development, manufacture and commercialization license for each of our IK-412 and IK-175 programs.

Bristol-Myers Squibb paid a total of $95.0 million in aggregate upfront consideration related to the Bristol-Myers Squibb Collaboration Agreement and a separate stock purchase agreement. The IK-412 and IK-175 programs were eligible for opt-in through early 2024. On January 17, 2024, Bristol-Myers Squibb notified us of its decision not to opt-in on the IK-175 program. In addition, Bristol-Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, we regained full global rights to the IK-175 and IK-412 programs. We did not record revenue for the three months ended March 31, 2025 or 2024 as we completed our performance obligations under the Bristol-Myers Squibb Collaboration Agreement in 2023.

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

Restructuring and Other Charges

Restructuring and other charges consist of costs incurred related to restructuring efforts that we undertook in 2024. These costs include employee-related costs and impairment of assets held for sale. Restructuring and other charges also consist of expense related to retention plans and severance payments effected in 2025.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$3,715	$9,645	$(5,930)	(61)%
General and administrative	5,644	5,999	(355)	(6)%
Restructuring and other charges	1,435	2,582	(1,147)	(44)%
Total operating expenses	10,794	18,226	(7,432)	(41)%
Loss from operations	(10,794)	(18,226)	7,432	(41)%
Other income, net	2,203	2,107	96	5%
Loss before income taxes	(8,591)	(16,119)	7,528	(47)%
Income tax expense	(28)	(27)	(1)	4%
Net loss	$(8,619)	$(16,146)	$7,527	(47)%

Research and Development Expenses

The following table summarizes our research and development expenses (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Direct research and development expenses by program:
IK-930	$399	$2,458	$(2,059)	(84)%
IK-595	2,450	1,664	786	47%
IK-175	8	412	(404)	(98)%
Discovery and other programs	22	(43)	65	(151)%
Unallocated expense:
Personnel related (including stock-based compensation)	636	3,572	(2,936)	(82)%
Other research and development cost	200	1,582	(1,382)	(87)%
Total research and development expenses	$3,715	$9,645	$(5,930)	(61)%

Research and development expense decreased by $5.9 million from $9.6 million for the three months ended March 31, 2024 to $3.7 million for the three months ended March 31, 2025 primarily due to the prioritization of our clinical stage program, IK-595, discontinuation of our discovery efforts and discontinuation of our clinical stage program, IK-930. Personnel related expenses decreased by $2.9 million primarily due to reductions in our headcount. Other research and development costs decreased by $1.4 million primarily due to the discontinuation of early discovery efforts. Costs related to IK-930 decreased by $2.1 million due to the wind down of the clinical trial. Discovery and other programs costs decreased by $1.0 million, as costs of $1.0 million incurred in the three months ended March 31, 2024 were fully offset in the three months ended March 31, 2024 by a refund of manufacturing costs and final net close-out credits from studies for Pionyr Immunotherapeutics, Inc. (“Pionyr”), which we acquired in 2023. These decreases were partially offset by increased costs related to IK-595 of $0.8 million primarily due to increased clinical costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
General and administrative	$5,644	$5,999	$(355)	-6%

The decrease in general and administrative expense from the three months ended March 31, 2024 to the three months ended March 31, 2025 of $0.4 million was primarily attributable to a decrease in personnel related costs due to reductions in our headcount and a decrease in insurance costs, partially offset by increased facility costs and increased professional fees primarily related to the Merger.

Restructuring and Other Charges

For the three months ended March 31, 2025, restructuring and other charges included employee separation costs of $1.1 million, non-cash charges for the modification of certain equity awards of $0.2 million, and retention accruals of $0.1 million.

For the three months ended March 31, 2024, restructuring and other charges included employee separation costs of $1.6 million and non-cash charges for the modification of certain equity awards of $0.3 million. Restructuring and other charges for the three months ended March 31, 2024, also included an impairment of property and equipment held for sale of $0.7 million.

Other Income (Expense)

Investment income was $1.4 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in investment income was due to decreased yields and invested balances.

Other income (expense), net consisted primarily of other income of $0.4 million for the sale of our AHR antagonist, and sublease income of $0.4 million related to our Pionyr lease. Other income (expense), net was not significant for the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol-Myers Squibb Collaboration Agreement, from the sale of common stock in our initial public offering (“IPO”) and underwritten registered offering of common stock (“URO”), and most recently, through the acquisition of Pionyr. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $114.1 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(10,562)	$(18,304)
Net cash provided by (used in) investing activities	7,932	(48,738)
Net decrease in cash, cash equivalents and restricted cash	$(2,630)	$(67,042)

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts, and related infrastructure.

During the three months ended March 31, 2025, operating activities used $10.6 million of cash, resulting from our net loss of $8.6 million and net cash used by changes in our operating assets and liabilities of $3.3 million, partially offset by net non-cash charges of $1.3 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2025, consisted primarily of a $2.1 million decrease in accounts payable and accrued expenses and a $0.9 million decrease in operating lease liabilities.

During the three months ended March 31, 2024, operating activities used $18.3 million of cash, resulting from our net loss of $16.1 million and net cash used by changes in our operating assets and liabilities of $5.3 million, partially offset by net non-cash charges of $3.1 million, which included an impairment for assets held for sale of $0.7 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2024, consisted primarily of a $3.9 million decrease in accounts payable and accrued expenses and a $1.0 million decrease in operating lease liabilities.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $7.9 million, due to proceeds from maturities of marketable securities of $25.1 million, partially offset by purchases of marketable securities of $17.2 million.

During the three months ended March 31, 2024, net cash used in investing activities was $48.7 million, due to purchases of marketable securities of $62.3 million, partially offset by the proceeds from maturities of marketable securities of $13.5 million.

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

Concurrently with the execution of the Merger Agreement, we also entered into the Loan Agreement with Inmagene, pursuant to which we will lend to Inmagene up to $22.5 million, consisting of (i) an initial term loan of $7.5 million, which was funded in December 2024 and (ii) additional term loans in increments of $7.5 million, of which an additional $7.5 million was funded in April 2025, subject to certain drawdown conditions, which are collectively referred to as the Term Loan Advances. The Term Loan Advances shall bear interest, on the outstanding daily balance thereof, at a rate equal to 6.0% per annum, and may be prepaid at any time without premium or penalty. The Term Loan Advances shall be secured by certain Inmagene assets in respect of its anti-OX40 monoclonal antibody asset, IMG-007. If the Merger Agreement is terminated, the Term Loan Advances shall mature and the Loan Agreement shall terminate on the date that is six months following the termination of the Merger Agreement. Upon consummation of the Merger, all unpaid Term Loan Advances and accrued interest shall be automatically forgiven and the Loan Agreement shall terminate.

As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $114.1 million. Based upon our current operating plan, we believe that, if the Merger is not consummated, our cash, cash equivalents and marketable securities as of March 31, 2025 will enable us to fund our operating expenses, notes to Inmagene and capital expenditure requirements for at least 12 months following the date of this filing. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks, uncertainties and assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because our resource requirements could change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. In addition to factors related to the exploration of strategic options for the continued development of IK-595 and certain other legacy programs, if the Merger is not consummated or if we continue to progress the development of our product candidates, our future operating and capital requirements may depend on many other factors, including:

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

On April 27, 2022, we filed a shelf registration statement on Form S-3 (“Shelf”), with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on May 5, 2022 and expired on May 5, 2025. No sales were made under the Shelf pursuant to the ATM Program.

Contractual Obligations

As described above, we have agreed to lend to Inmagene up to $22.5 million pursuant to the Loan Agreement, of which $7.5 million was funded in December 2024, an additional $7.5 million was funded in April 2025 and the remainder is anticipated to be funded by mid-2025.

We have a non-cancelable operating lease agreement for our office, lab, and animal care facility space in our Boston, Massachusetts corporate headquarters. We expect the total future minimum lease payments from March 31, 2025 to lease expiration in May 2026 to be $2.3 million. Additionally, in connection with the acquisition of Pionyr, we acquired an operating lease agreement for office and laboratory space in San Francisco, California which we subleased to third parties in April 2024. We expect total future minimum lease payments from March 31, 2025 to lease expiration in April 2027 to be $4.8 million. We expect to receive fixed minimum payments of $1.8 million during this same period. Our total future minimum lease payments for each of the next five years and in total are included in Note 13 in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the SEC on March 6, 2025.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On December 23, 2024, we entered into the Merger Agreement with Merger Sub I, Merger Sub II, and Inmagene, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, we and Inmagene will effect the Merger.

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

Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In January and May 2024, we undertook a strategic realignment that significantly reduced our workforce in order to conserve our capital resources. As of May 1, 2025, we had only 9 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain these remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. Our cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

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

Our net losses were $8.6 million for the three months ended March 31, 2025 and $49.2 million for the year ended December 31, 2024. We had an accumulated deficit of $340.2 million as of March 31, 2025. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. If we continue to progress the development of our product candidates, we expect that our research and development expenses could increase significantly. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing, and manufacturing expenses. As a public company, we will continue to incur additional costs for the foreseeable future that we did not incur as a private company. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

On May 17, 2023, we completed a URO of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share. On August 4, 2023, we acquired Pionyr in accordance with the terms of the Agreement and Plan of Merger, dated August 4, 2023 (the “Pionyr Merger Agreement”). Under the terms of the Pionyr Merger Agreement, at the closing of the acquisition, we acquired all of Pionyr’s assets, including approximately $48.0 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the our common stock (including 153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock, also at the purchase price of $7.15 per share, each share of which was subsequently converted into one share of the our common stock at a special shareholders meeting on October 11, 2023. As a result of the restructurings that we completed in the first and third quarters of 2024, and the associated anticipated reduction in our operating expenses, we expect that our cash, cash equivalents and marketable securities are sufficient to fund our operations for at least 12 months following the date of this filing. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

In light of recent macroeconomic conditions and our strategic decisions, we have made, and will continue to make, judgments as to whether we should further reduce or otherwise change our workforce. For example, in the first quarter of 2024, we implemented a plan to reduce our workforce by approximately 35%, to align our workforce with our strategy to focus on our clinical stage, targeted oncology programs, IK-930 and IK-595. Furthermore, in the second quarter of 2024, we implemented a plan to discontinue the clinical development of IK-930, continue clinical development of IK-595, and reduce our workforce by approximately 53%. Such workforce reductions, and any other future reductions, and the attrition that may occur following them, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Furthermore, these restructurings and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans, or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results, and financial condition. We may not complete current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies, or other benefits of such activities.

Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates

If we continue to progress the development of our product candidates, we may not be able to successfully complete clinical trials for our ongoing targeted oncology program or our current product candidate.

To date, we have limited experience with completing clinical trials. We have not yet demonstrated our ability to successfully complete later-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Before commencing certain clinical trials, we may finalize the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but not limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a New Drug Application (“NDA”) to the FDA, a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”), or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

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

If we continue to progress the development of our product candidates we plan to progress candidates to Investigational New Drug Applications (“INDs”) or similar applications, however, we may not be able to file such INDs or similar applications on the timelines we expect. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or similar applications to a new IND or similar application. Any failure to file INDs or similar applications on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

We currently conduct additional clinical trials outside the United States, including in the United Kingdom (“UK”), Australia, and other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence, and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. The EMA, the MHRA and many other comparable foreign regulatory bodies have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA, the MHRA, or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States, the European Union (“EU”), the UK, or the applicable jurisdiction. If the FDA, the EMA, or the MHRA, or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If we continue to progress the development of our product candidates and the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical studies or clinical trials, approval may be delayed, if obtained at all. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in regulatory approval policies during the development period, changes in or enactment of additional statutes or regulations, or changes in regulatory review policies for each submitted NDA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post approval confirmatory clinical trials, which must be completed with due diligence. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such trials in a timely manner or if such post-approval trials fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, personnel changes, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, including substantial changes in personnel, organizational structure, and policy, and at other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business if we continue to progress the development of our product candidates. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business if we continue to progress the development of our product candidates. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS as well as through local state Medicaid programs could have a significant impact on our business. For more information, please see Item 1 “Business – Governmental Regulation – Current and Future Healthcare Reform Legislation” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Although we do not currently have any products on the market, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business if we continue to progress development of and begin commercializing our product candidates. Healthcare entities, physicians and other providers, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see Item 1 “ Business – Governmental Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We conduct clinical trials in the UK and continue to enroll subjects in our ongoing or future clinical trials, and therefore will be subject to additional privacy restrictions. Most notably, in the EEA and the UK, the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, is subject to the European Union General Data Protection Regulation (“EU GDPR”) (with regards to the EEA) and the United Kingdom General Data Protection Regulation (“UK GDPR”) (with regards to the UK), as well as applicable national data protection legislation and requirements in force within the EEA Member States and the UK (including the UK Data Protection Act 2018). “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR are wide-ranging in scope and impose numerous requirements on companies that process personal data, including requirements relating to ensuring an appropriate legal basis or condition applies to the processing of personal data, the processing of sensitive data (such as health data), obtaining consent (if required) of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments and taking certain measures when engaging third-party processors. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20 million Euro (£17.5 million for the UK), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our business, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cybersecurity incident or data breach could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Cybersecurity incidents could include industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Like other companies in our industry, we, and third parties related to us, have experienced, and will continue to experience, threats and cybersecurity incidents relating to our information technology systems and infrastructure. A successful cybersecurity incident or data breach could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we develop and maintain systems and controls designed to prevent these events from occurring, there can be no assurance our internal information technology systems or those of our third-party vendors will be sufficient to protect against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, information security incident, data breach, or insider threat attacks. If we were to experience an attempted or successful cybersecurity attack on our information systems or a data breach, the costs associated with the investigation, remediation and potential notification of the attack to counterparties, data subjects, regulators or others, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, could be material. In addition, following any such attack, our remediation efforts may not be successful. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies, and potentially disrupt our business.

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

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by the Department of Justice’s final rule issued in December 2024, effective April 8, 2025, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to certain countries of concern, including China. The final rule also restricts certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. The final rule does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified, or encrypted data. Actual or alleged violations of the final rule may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

As of May 1, 2025, we had 9 full-time employees. If we advance our development programs in the future, we will be required to increase the number of our employees and the scope of our operations, particularly as we function as a public company and grow in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, currently in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. More recently, however, there have been proposals to retroactively reinstate deductibility under Section 174 of the Code. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, the United States recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. On April 9, 2025, the U.S. announced a temporary pause on its reciprocal tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

U.S. and global markets have also generally experienced volatility and disruption following the 2024 presidential election in the U.S., escalation of geopolitical tensions, the start of the military conflict between Russia and Ukraine, and evolving events in Israel and Gaza. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the EU, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, tariffs or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our other filings with the SEC.

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

We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in the rules of U.S. GAAP or their interpretation, the adoption of new guidance, or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Act, adopted, modified or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended March 31, 2025.

Item 6. Exhibits.

Exhibit Number	Description

2.1

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

10.1#†

Consulting Agreement, dated February 4, 2025, by and between the Registrant and Caroline Germa, M.D. (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-40287) filed with the SEC on March 6, 2025).

10.2#

Separation Agreement, dated February 13, 2025, by and between the Registrant and Caroline Germa, M.D. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-40287) filed with the SEC on March 6, 2025).

10.3#

Retention Bonus Agreement, dated February 22, 2025, by and between the Registrant and Jotin Marango, M.D., Ph.D. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-40287) filed with the SEC on March 6, 2025).

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

† Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(a)(5) and 601(a)(6).

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

IKENA ONCOLOGY, INC.

Date: May 8, 2025	By:	/s/ Mark Manfredi
Mark Manfredi, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Jotin Marango
Jotin Marango M.D., Ph.D.
Chief Financial Officer, Chief Operating Officer and Head of Corporate Development (Principal Financial Officer and Principal Accounting Officer)