Form 10-Q
period 2025-06-30
Ikena Oncology, Inc.
filed 2025-07-24
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, the registrant had 48,258,111 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the timing and completion of the proposed merger with Inmagene Biopharmaceuticals and the concurrent financing;
•
our ability to complete and realize the benefits of the proposed merger, if completed, and to attract and retain key scientific and management personnel;
•
our ability to retain our remaining employees to facilitate the consummation of the merger;
•
the timing, progress, results, and cost of any future clinical trials;
•
our ability and the potential to successfully manufacture any product candidates for clinical trials, and on a larger scale, for commercial use, if approved;
•
our ability to obtain funding for our operations necessary to complete further development and commercialization of any product candidates;
•
our ability to obtain and maintain regulatory approval of future product candidates;
•
our ability to commercialize our future products, if approved;
•
the pricing and reimbursement of our future product candidates, if approved;
•
the implementation of a business model, assuming the proposed merger is completed, and strategic plans for our business and product candidates;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering any product candidates;
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
•
the size and growth potential of the markets for any future product candidates, and our ability to serve those markets;
•
our financial performance;
•
the rate and degree of market acceptance of any product candidates;
•
regulatory developments in the United States and relevant foreign countries;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
our ability to produce any products or product candidates with advantages in turnaround times or manufacturing cost;
•
the success of competing therapies that are or may become available;
•
the impact of laws and regulations;
•
our use of proceeds from any offerings;

•
the effects of our workforce reductions, including costs related thereto;
•
our ability to obtain and negotiate favorable terms of any collaboration, licensing or other arrangement that may be necessary or desirable to develop future product candidates;
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

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
Failure to complete, or delays in completing, the proposed merger with Inmagene Biopharmaceuticals and concurrent financing could materially and adversely affect our results of operations, business, financial results and/or stock price.
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
•
Even if we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks, including the failure to attract or retain the services of key employees, which could harm our business prospects.
•
If we do not complete the merger, we may face substantial competition for attractive counterparties for any proposed strategic transactions.
•
We have never paid and, other than potentially in connection with the merger, do not intend to pay any cash dividends in the foreseeable future, so any returns will be limited to the value of our capital stock.
•
We may become involved in litigation, including securities class action litigation, which could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.
•
We have incurred significant net losses since our inception and, may continue to incur losses for the foreseeable future.
•
We have no products approved for commercial sale, have not generated any revenue from product sales and have begun to wind down activities for the IK-595 clinical program.
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
•
Although we are currently seeking strategic alternatives for our remaining assets and have begun to wind down activities for the IK-595 clinical program, if we resume product development in the future, which is likely to occur if the proposed merger is completed, such clinical product development involves a lengthy and expensive process, with an uncertain outcome
•
We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, including wind down activities, as well as investigator-sponsored clinical trials of any product candidates. In the event we pursue clinical product development in the future, which we expect to do if the proposed merger is completed, if these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize future product candidates, if any, and our business could be substantially harmed.
•
If we are unable to obtain and maintain patent and other intellectual property protection for our current and any future technology and product candidates or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability in the future to successfully commercialize our technology and drugs may be impaired.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IKENA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$58,290	$39,393
Marketable securities	37,352	84,993
Prepaid expenses and other current assets	3,371	2,783
Total current assets	99,013	127,169
Property and equipment, net	419	593
Right-of-use asset	2,561	3,635
Deposits and other assets	24,173	10,113
Total assets	$126,166	$141,510
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$512	$897
Accrued expenses and other current liabilities	2,978	6,097
Operating lease liability	3,834	3,784
Total current liabilities	7,324	10,778
Long-term portion of operating lease liability	1,843	3,737
Other long-term liabilities	1,092	1,061
Total liabilities	10,259	15,576
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized and 48,258,111 shares issued and outstanding as of June 30, 2025 and December 31, 2024	48	48
Additional paid-in capital	458,799	457,437
Accumulated other comprehensive income	65	68
Accumulated deficit	(343,005)	(331,619)
Total stockholders’ equity	115,907	125,934
Total liabilities and stockholders’ equity	$126,166	$141,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	4,025	9,832	$7,740	$19,477
General and administrative	4,416	5,308	10,060	11,307
Restructuring and other charges	309	683	1,744	3,265
Total operating expenses	8,750	15,823	19,544	34,049
Loss from operations	(8,750)	(15,823)	(19,544)	(34,049)
Other income (expense):
Investment income	1,290	1,920	2,708	4,034
Other income, net	4,708	235	5,493	228
Total other income, net	5,998	2,155	8,201	4,262
Loss before income taxes	(2,752)	(13,668)	(11,343)	(29,787)
Income tax expense	(15)	(62)	(43)	(89)
Net loss	$(2,767)	$(13,730)	$(11,386)	$(29,876)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(34)	(37)	(3)	(302)
Total comprehensive loss	$(2,801)	$(13,767)	$(11,389)	$(30,178)

Net loss per share:
Net loss per share, basic and diluted	$(0.06)	$(0.28)	$(0.24)	$(0.62)
Weighted-average common shares outstanding, basic and diluted	48,258,111	48,258,111	48,258,111	48,258,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	48,258,111	$48	$457,437	$68	$(331,619)	$125,934
Stock-based compensation expense	—	—	904	—	—	904
Other comprehensive income	—	—	—	31	—	31
Net loss	—	—	—	—	(8,619)	(8,619)
Balance as of March 31, 2025	48,258,111	48	458,341	99	(340,238)	118,250
Stock-based compensation expense	—	—	458	—	—	458
Other comprehensive loss	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(2,767)	(2,767)
Balance as of June 30, 2025	48,258,111	$48	$458,799	$65	$(343,005)	$115,907

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	48,258,111	$48	$452,142	$(48)	$(282,385)	$169,757
Stock-based compensation expense	—	—	2,001	—	—	2,001
Other comprehensive loss	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	(16,146)	(16,146)
Balance as of March 31, 2024	48,258,111	48	454,143	(313)	(298,531)	155,347
Stock-based compensation expense	—	—	1,279	—	—	1,279
Other comprehensive loss	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(13,730)	(13,730)
Balance as of June 30, 2024	48,258,111	$48	$455,422	$(350)	$(312,261)	$142,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,386)	$(29,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	174	311
Net accretion of discounts on marketable securities	(243)	(817)
Stock-based compensation expense	1,362	3,280
Non-cash operating lease expense	1,074	907
Loss on disposal of property and equipment	—	99
Impairment of assets held for sale	—	742
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(588)	(539)
Deposits and other assets	940	2,796
Accounts payable	(385)	(658)
Accrued expenses and other current liabilities	(3,119)	(5,488)
Operating lease liabilities	(1,844)	(1,646)
Other long-term liabilities	31	83
Net cash used in operating activities	(13,984)	(30,806)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	245
Purchases of marketable securities	(23,184)	(72,265)
Proceeds from sales and maturities of marketable securities	71,065	27,200
Amounts loaned under note receivable	(15,000)	—
Net cash provided by (used in) investing activities	32,881	(44,820)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,897	(75,626)
Cash, cash equivalents and restricted cash, beginning of period	40,265	121,172
Cash, cash equivalents and restricted cash, end of period	$59,162	$45,546
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$58,290	$44,268
Restricted cash included in deposits and other assets	872	1,278
Cash, cash equivalents and restricted cash, end of period	$59,162	$45,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKENA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Basis of Presentation

Ikena Oncology, Inc. (the “Company”) has historically been a clinical stage targeted oncology company, focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance. In May 2024, after a review of the Company’s business, programs, resources and capabilities, including anticipated costs and timelines, the Company announced the decision to conduct a comprehensive review of strategic alternatives. As part of the strategic review process, the Company explored potential strategic alternatives that included, without limitation, an acquisition, merger, business combination or other transactions, as well as strategic transactions related to its product candidates and related assets.

On December 23, 2024, following a comprehensive review of strategic alternatives, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Insight Merger Sub I (“Merger Sub I”) and Insight Merger Sub II (“Merger Sub II”), its direct, wholly owned subsidiaries and Inmagene Biopharmaceuticals (“Inmagene”), pursuant to which among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Inmagene, with Inmagene surviving as a direct, wholly owned subsidiary of the Company (the “Surviving Entity,” and such transaction, the “First Merger”) and immediately after the First Merger, the Surviving Entity will merge with and into Merger Sub II with Merger Sub II surviving as a direct, wholly owned subsidiary of the Company (such transaction, the “Second Merger,” and together with the First Merger, the “Merger”). Immediately prior to the effective time of the First Merger, the Company is expected to enter into a Contingent Value Rights Agreement with a rights agent pursuant to which the Company’s pre-Merger common stockholders will receive one contingent value right (each, a “CVR”) for each outstanding share of common stock held by such stockholder on such date. The Merger was unanimously approved by the board of directors of the Company, and the board of directors resolved to recommend approval of the Merger Agreement to the stockholders of the Company. The closing was subject to approval by the stockholders and Inmagene’s stockholders, as well as other customary closing conditions. If the Merger is completed, the business of Inmagene will continue as the business of the combined company. Concurrently with the execution of the Merger Agreement, the Company also agreed to lend to Inmagene up to $22.5 million, of which $7.5 million was funded in December 2024 and an additional $15.0 million was funded in the three months ended June 30, 2025.

On July 15, 2025, at the annual meeting of the Company’s stockholders, the Company’s stockholders approved the Merger and related proposals. The Closing is subject to customary closing conditions, including approval of the combined company’s application for listing on The Nasdaq Capital Market (see Note 12).

The Company has continued to divest and explore strategic alternatives related to data, technology and other intellectual property rights related to the Company’s historical business.

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger or any other strategic transaction will be successfully consummated. If the strategic process is unsuccessful, the board of directors may decide to pursue a dissolution and liquidation.

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

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. The Company places marketable securities with a highly rated financial institution. As of June 30, 2025, the Company has not experienced any credit related losses on its cash, cash equivalents or marketable securities.

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

Restricted Cash

As of June 30, 2025 and December 31, 2024, the Company maintained restricted cash totaling $0.9 million, held in the form of a money market account as collateral for the Company’s facility lease obligations. This balance is included within deposits and other assets on the condensed consolidated balance sheets.

Reimbursement of Research and Development Expenses

From March through June 2025, the Company received reimbursement of expenses incurred for agreed upon research and development activities from a related party. The Company recognized $4.3 million of other income during the three and six months ended June 30, 2025, in the accompanying condensed consolidated statement of operations and comprehensive loss, of which $3.0 million had been received by the Company and $1.3 million was due to the Company as of June 30, 2025.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Options to purchase common stock	6,332,856	8,253,917
Total	6,332,856	8,253,917

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured or disclosed at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$34,334	$34,334	$—	$—
Corporate debt securities	2,399	—	2,399	—
Marketable securities:
Corporate debt securities	37,352	—	37,352	—
Total assets	$74,085	$34,334	$39,751	$—

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$34,793	$34,793	$—	$—
Marketable securities:
U.S. treasury securities	27,004	—	27,004	—
Corporate debt securities	57,989	—	57,989	—
Total assets	$119,786	$34,793	$84,993	$—

During the three and six months ended June 30, 2025 and 2024, there were no transfers into or out of Level 3.

4. Marketable Securities

The following tables summarize the Company's marketable securities (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	37,287	70	(5)	37,352
Total	$37,287	$70	$(5)	$37,352

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$26,985	$19	$—	$27,004
Corporate debt securities	57,940	84	(35)	57,989
Total	$84,925	$103	$(35)	$84,993

During the three and six months ended June 30, 2025, the Company sold marketable securities with a fair value of $37.4 million for proceeds of approximately the same amount and a minimal amount of realized gains.

In accordance with the Company's investment policy, it places investments in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. As of June 30, 2025 and December 31, 2024, there were no allowances for credit losses recorded.

The Company classifies its investments in marketable securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. The following table summarizes the fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

June 30, 2025
Due in one year or less	$21,706
Due after one year through two years	15,646
Total	$37,352

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Employee compensation	$483	$1,730
Research and development expenses	1,108	1,935
Professional fees	1,348	2,409
Other	39	23
Total	$2,978	$6,097

6. Stock-Based Compensation

The Company has outstanding awards under its 2016 Stock Incentive Plan, as amended (the “2016 Plan”), but is no longer granting awards under this plan. The Company’s 2021 Stock Incentive Plan (the “2021 Plan” and, together with the 2016 Plan, the “Plans”) allows the Company to make equity-based and cash-based incentive awards to officers, employees, directors and consultants. The number of shares initially reserved under the 2021 Plan was 3,119,514 shares of the Company’s common stock. Additionally, shares of the Company’s common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2021 Plan. The 2021 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2021 Plan on the first day of each fiscal year during the period beginning in fiscal year 2022. The annual increase in the number of shares shall be equal to 4% of the number of shares of common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Administrator as provided in the 2021 Plan. There was no increase to the shares available for issuance under the 2021 Plan on January 1, 2025. As of June 30, 2025, 6,098,984 shares of common stock remain available for future issuance under the 2021 Plan.

The vesting periods for equity awards, which generally are four years, are determined by the Company’s board of directors. The contractual term for stock option awards is ten years.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$45	$400	$192	$1,177
General and administrative	413	879	994	1,840
Restructuring and other charges	—	—	176	263
Total	$458	$1,279	$1,362	$3,280

As of June 30, 2025, the total unrecognized stock-based compensation balance for outstanding awards was $1.8 million, which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2024	7,678,058	$5.02	6.25	$426
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(1,345,202)	7.74
Outstanding as of June 30, 2025	6,332,856	$4.44	6.69	$22
Vested or expected to vest as of June 30, 2025	6,332,856	$4.44	6.69	$22
Options exercisable as of June 30, 2025	4,514,738	$5.30	6.01	$22

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No options were exercised during the three or six months ended June 30, 2025 or 2024.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option pricing model and assumptions input into the model. The following table presents, on a weighted average basis, the assumptions used in the model to determine the grant-date fair value of stock options granted:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Risk-free interest rate	4.43%	4.19%
Expected dividend yield	0%	0%
Expected option term (in years)	5.58	6.01
Expected stock price volatility	94.04%	91.32%

No stock options were granted during the three or six months ended June 30, 2025. The weighted-average grant date fair value of the stock options granted during the six months ended June 30, 2024 was $1.10 per share.

7. Merger Agreement and Loan and Security Agreement

Concurrently with the execution of the Merger Agreement, the Company also entered into a Loan and Security Agreement (the “Loan Agreement”) with Inmagene, pursuant to which the Company would lend to Inmagene up to $22.5 million, consisting of (i) an initial term loan of $7.5 million, which was funded in December 2024 and (ii) additional term loans in increments of $7.5 million, of which $7.5 million was funded in April 2025 and the final $7.5 million was funded in May 2025 (collectively, the “Term Loan Advances”). The Term Loan Advances bear interest, on the outstanding daily balance thereof, at a rate equal to 6.0% per annum, and may be prepaid at any time without premium or penalty. The Term Loan Advances are secured by certain Inmagene assets in respect of its anti-OX40 monoclonal antibody asset, IMG-007. If the Merger Agreement is terminated, the Term Loan Advances shall mature and the Loan Agreement shall terminate on the date that is six months following the termination of the Merger Agreement. Upon consummation of the Merger, all unpaid Term Loan Advances and accrued interest shall be automatically forgiven and the Loan Agreement shall terminate. As of June 30, 2025, the loan receivable balance of $22.5 million plus interest receivable of $0.4 million was included in deposits and other assets. As of December 31, 2024, the loan receivable balance of $7.5 million was included in deposits and other assets on the accompanying consolidated balance sheets. Issuance costs related to the Loan Agreement were not material. The Company does not believe there is any impairment to the note receivable due to its secured position by the assets of Inmagene’s anti-OX40 monoclonal antibody asset, IMG-007, and its expectation that the amount will be recoverable.

8. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 13 Lease Obligations, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s leases during the three and six months ended June 30, 2025.

License Agreements

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of June 30, 2025 or royalties on future sales of specified products that have not yet occurred as of June 30, 2025.

Contingent Value Rights

In connection with the acquisition of Pionyr Immunotherapeutics, Inc. (“Pionyr”) on August 4, 2023, the Company issued one CVR to former Pionyr stockholders for each share of Pionyr stock held at closing (each, a “Pionyr CVR,” and collectively, the “Pionyr CVRs”). Each Pionyr CVR entitles the holder to receive 50% of net proceeds, outside of royalties, for any potential monetization of Pionyr legacy programs within two years. The Company accounts for the Pionyr CVRs as a contingent liability. As of June 30, 2025 and December 31, 2024, the Company did not record a liability for contingent payments that would be payable under the Pionyr CVRs as receipt of such payments was not considered probable or estimable.

Legal Proceedings and Other Contingencies

From time to time, the Company may become involved in litigation or other legal proceedings. The Company is not currently a party to any litigation or legal proceedings that, in the opinion of management, are probable to have a material adverse effect on our business.

In connection with the proposed merger, two actions have been filed against the Company and its board of directors in the Supreme Court for the State of New York, County of New York, captioned Smith v. Ikena Oncology, Inc., et al., No. 653576/2025 (filed June 12, 2025) and Kent v. Ikena Oncology, Inc., et al., No. 653588/2025 (filed June 13, 2025) (collectively, the “Complaints”). The Complaints allege that the defendants filed or caused to be filed a materially incomplete and misleading registration statement with the SEC and asserts claims under New York common law for negligent misrepresentation and concealment and negligence. In addition, the Company and its board of directors have received five additional demands from purported stockholders seeking additional disclosures in the registration statement (collectively, the “Demands”).

The Company cannot predict the outcome of the Complaints or the Demands. The Company believes that the Complaints and the Demands are without merit, and the Company and the individual defendants intend to vigorously defend against the Complaints and the Demands and any subsequently filed similar actions. If additional similar complaints are filed or demands are received, absent new or significantly different allegations, the Company will not necessarily disclose such additional filings or demands.

Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

9. Restructuring and Other Charges

In the first quarter of 2024, the Company implemented a workforce reduction and discontinuation of discovery efforts, which was completed by the end of the first quarter of 2024. The Company also sold laboratory assets related to its discovery efforts. In connection with these activities, the Company recorded restructuring and other charges of $2.6 million in the first quarter of 2024 consisting of severance and stock-based compensation charges of $1.9 million and impairment of equipment of $0.7 million.

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

During the three and six months ended June 30, 2025, in connection with the Company’s proposed Merger, the Company terminated additional employees and approved retention payments to employees, subject to remaining actively employed with the Company through specified dates. In connection with these activities, the Company recorded $0.3 million and $1.7 million of restructuring and other charges for the three and six months ended June 30, 2025, respectively, consisting of severance, stock-based compensation expense and retention expense.

The Company’s restructuring and other charges and balance of its restructuring liability, which was included in accrued employee compensation, consisted of the following (in thousands):

	Three Months Ended June 30, 2025
	Employee
	Related	Non-cash	Asset
	Payments	Compensation	Impairments	Total
Accrued balance as of March 31, 2025	$198	$—	$—	$198
Expense	309	—	—	309
Payments	(167)	—	—	(167)
Non-cash	—	—	—	—
Accrued balance as of June 30, 2025	$340	$—	$—	$340

	Six Months Ended June 30, 2025
	Employee
	Related	Non-cash	Asset
	Payments	Compensation	Impairments	Total
Accrued balance as of December 31, 2024	$—	$—	$—	$—
Expense	1,568	176	—	1,744
Payments	(1,228)	—	—	(1,228)
Non-cash	—	(176)	—	(176)
Accrued balance as of June 30, 2025	$340	$—	$—	$340

10. Asset Sales

In March 2025, the Company entered into an asset purchase agreement for its IK-175 technology, including intellectual property, which was not in active development, for cash consideration of $0.4 million. The Company accounted for the transaction as an asset sale. The $0.4 million was recognized as other income in the first quarter of 2025 as the asset sale was unrelated to the Company’s core operations.

In March 2025, the Company entered into an agreement to assign intellectual property for a solely-owned patent family related to IK-412, for potential future milestone payments or license fees. The Company did not record any amounts related to this transaction, there were no upfront payments received, and potential future payments have not been deemed probable as of June 30, 2025.

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

As a single reportable segment entity, the Company’s segment performance measure is net loss. In addition to the significant expense categories included within consolidated net loss presented in the condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development
Direct research and development expenses by program:
IK-930	$313	$3,846	$712	$6,304
IK-595	3,123	2,318	5,574	3,982
IK-175	33	86	41	498
Discovery and other programs	64	802	85	759
Unallocated expense:
Personnel related (including stock-based compensation)	313	2,150	948	5,722
Other research and development cost	179	630	380	2,212
Total research and development expenses	$4,025	$9,832	$7,740	$19,477

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

12. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company will evaluate the impact of the newly enacted tax law and its impact on the Company's forecasted annual effective tax rate in subsequent periods as required.

On July 15, 2025, at the annual meeting of the Company’s stockholders, the Company’s stockholders approved the Merger and related proposals. The proposals are described in detail in the Company’s definitive proxy statement/prospectus filed on Form S-4 with the SEC, most recently amended on June 9, 2025 and declared effective on June 11, 2025 and first mailed to the Company’s stockholders on June 11, 2025. All proposals presented at the annual meeting were approved by the Company’s stockholders, including (i) an amendment to the Company’s second amended and restated certificate of incorporation (the “Charter”) to effect a reverse stock split of the Company’s issued and outstanding common stock, contingent upon closing of the Merger, at a ratio of one new share of Company common stock for every 12 shares of outstanding Company common stock (the “Reverse Stock Split Proposal”), (ii) approval of the Equity Incentive Plan 2025 Plan and (iii) approval of the 2025 Employee Stock Purchase Plan.

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

Overview

We have historically been a clinical stage targeted oncology company focused on developing differentiated therapies for patients in need that target nodes of cancer growth, spread, and therapeutic resistance. In May 2024, after an in-depth assessment of the value proposition of our programs for both patients and company stakeholders, we announced our intention to seek strategic alternatives for the business in an effort to maximize value for shareholders. At that time, we discontinued development of IK-930, our selective Hippo pathway inhibitor. While dedicating efforts towards this corporate strategy, we continued the development of a RAS pathways program, IK-595. In July 2025 we began to wind down activities for the IK-595 clinical program.

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

Concurrently with the execution of the Merger Agreement, we entered into Subscription Agreement with certain accredited investors (“Subscription Agreement”), pursuant to which they have agreed to purchase, immediately following the Merger, shares of our common stock for an aggregate purchase price of approximately $75.0 million (the “concurrent financing”). The consummation of this transaction is conditioned upon the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the Subscription Agreement. At our annual meeting held on July 15, 2025, our shareholders approved the issuance of shares of our common stock pursuant to the terms of the Merger Agreement and Subscription Agreement. The Merger and concurrent financing are expected to close around the end of July, subject to the satisfaction of any remaining closing conditions.

Concurrently with the execution of the Merger Agreement, we also entered into a Loan and Security Agreement (the “Loan Agreement”) with Inmagene, pursuant to which we would lend to Inmagene up to $22.5 million, consisting of (i) an initial term loan of $7.5 million, which was funded in December 2024 and (ii) additional term loans in increments of $7.5 million, of which an additional $7.5 million was funded in April 2025 and the final $7.5 million was funded in May 2025 (the “Term Loan Advances”). The Term Loan Advances bear interest, on the outstanding daily balance thereof, at a rate equal to 6.0% per annum, and may be prepaid at any time without premium or penalty. The Term Loan Advances are secured by certain Inmagene assets in respect of its anti-OX40 monoclonal antibody asset, IMG-007. If the Merger Agreement is terminated, the Term Loan Advances shall mature and the Loan Agreement shall terminate on the date that is six months following the termination of the Merger Agreement. Upon consummation of the Merger, all unpaid Term Loan Advances and accrued interest shall be automatically forgiven and the Loan Agreement shall terminate.

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

Our future operations are highly dependent on the success of the Merger and concurrent financing or another strategic alternative and there can be no assurances that the Merger and concurrent financing or any other strategic transaction will be successfully consummated or lead to increased stockholder value. If the strategic process is unsuccessful, our board of directors may decide to pursue a dissolution and liquidation.

We have continued to divest and explore strategic alternatives related to data, technology and other intellectual property rights related to our historical business. Through the date of this filing, we have sold assets and out-licensed technologies for a combination of up-front payments totaling $1.9 million and potential contingent milestone payments and future royalties.

Financial Operations

Since inception, we have incurred significant operating losses. Our net losses were $11.4 million for the six months ended June 30, 2025 and $49.2 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $343.0 million.

We expect to continue to incur costs and expenditures in connection with consummating the Merger and the ongoing process of exploring strategic options for our remaining assets. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger and concurrent financing. The process of pursuing the Merger and concurrent financing has been costly, time-consuming and complex, and we have incurred, and may in the future incur, significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges.

We currently are not pursuing the development of any product candidates as we began wind down activities of the IK-595 clinical program in July 2025. If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. In addition, we will incur substantial research and developments costs and other expenditures to develop such product candidates, particularly as and if we:

•
decide to advance the development of any future product candidate pipeline;
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
•
require the manufacture of larger quantities of any future product candidate for clinical development and potential commercialization;
•
seek marketing approvals for any future product candidates that successfully complete clinical trials, if any;
•
establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•
add operational, financial and management information systems and personnel to support our research and development programs, any future commercialization efforts, and our continued operations as a public company.

As a result, should we progress the development of product candidates in the future, we will need substantial additional funding to support our operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we would expect to finance our operations through the sale of equity instruments, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed and have decided to develop any future product candidates, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our future product candidates.

If we pursue the development of product candidates in the future, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain marketing approval for any product candidates. The lengthy process of securing marketing approvals for new drugs requires the expenditure of substantial resources. Any delay or failure to obtain regulatory approvals would materially adversely affect the development efforts of any product candidates and our business overall. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

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

Components of our Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We are not actively developing any product candidates. We are currently in the ongoing process of exploring strategic options for our remaining assets. If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications.

All of our past revenue has been derived from the collaboration agreement that we entered into with Celgene Corporation (acquired by Bristol-Myers Squibb) (the “Bristol-Myers Squibb Collaboration Agreement”) in January 2019, which gave Bristol-Myers Squibb the option to receive a global development, manufacture and commercialization license for each of our IK-412 and IK-175 programs.

Bristol-Myers Squibb paid a total of $95.0 million in aggregate upfront consideration related to the Bristol-Myers Squibb Collaboration Agreement and a separate stock purchase agreement. The IK-412 and IK-175 programs were eligible for opt-in through early 2024. On January 17, 2024, Bristol-Myers Squibb notified us of its decision not to opt-in on the IK-175 program. In addition, Bristol-Myers Squibb did not provide an opt-in exercise for the IK-412 program. As a result, we regained full global rights to the IK-175 and IK-412 programs. We have not recorded revenue since 2023 as we completed our performance obligations under the Bristol-Myers Squibb Collaboration Agreement in 2023.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including wind down costs related to our programs. These efforts and costs include external research and development costs, personnel costs, consultants, supplies, license fees and facility-related expenses. We expense research and development costs as incurred. These expenses include:

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

Research and development activities have historically been central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We are not actively developing any product candidates and in July 2025 we began to wind down activities for the IK-595 clinical program. We are currently in the ongoing process of exploring strategic options for our remaining assets. If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that would be necessary to complete the clinical development of, or obtain regulatory approval for, any future product candidates.

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
•
the size and cost of any future clinical trials for any product candidates;
•
the costs associated with the development of any programs we identify in-house or acquire through collaborations and other arrangements and the success of such collaborations;
•
the terms and timing of any additional collaborations, license or other arrangement, including the timing of any payments thereunder;
•
our ability to establish and maintain agreements and operate with third-party manufacturers for clinical supply for clinical trials and commercial manufacturing, if any product candidates are approved;
•
costs related to manufacturing of any future product candidates or to account for any changes in manufacturing plans;
•
our ability to obtain and maintain patents, trade secret, and other intellectual property protection and regulatory exclusivity for any future product candidates, both in the United States and internationally;
•
our ability to obtain and maintain third-party insurance coverage and adequate reimbursement for any future product candidates, if and when approved;
•
the acceptance of any future product candidates, if approved, by patients, the medical community and third-party payors;
•
effectively competing with other products if any future product candidates are approved;
•
the impact of any business interruptions to operations, including the timing and enrollment of patients in clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from pandemics or similar public health crisis; and
•
our ability to maintain a continued acceptable safety profile for any future therapies following approval.

A change in the outcome of any of these variables with respect to the development of any future product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, auditing, tax services, and insurance costs. We have incurred significant costs related to the proposed Merger, including legal, accounting and advisory expenses and other related charges. If the proposed Merger is completed, we expect our general and administrative expenses to increase in the future due to increases in the workforce and increased levels of business activities.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$4,025	$9,832	$(5,807)	(59)%
General and administrative	4,416	5,308	(892)	(17)%
Restructuring and other charges	309	683	(374)	(55)%
Total operating expenses	8,750	15,823	(7,073)	(45)%
Loss from operations	(8,750)	(15,823)	7,073	(45)%
Other income, net	5,998	2,155	3,843	178%
Loss before income taxes	(2,752)	(13,668)	10,916	(80)%
Income tax expense	(15)	(62)	47	(76)%
Net loss	$(2,767)	$(13,730)	$10,963	(80)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$7,740	$19,477	$(11,737)	(60)%
General and administrative	10,060	11,307	(1,247)	(11)%
Restructuring and other charges	1,744	3,265	(1,521)	(47)%
Total operating expenses	19,544	34,049	(14,505)	(43)%
Loss from operations	(19,544)	(34,049)	14,505	(43)%
Other income, net	8,201	4,262	3,939	92%
Loss before income taxes	(11,343)	(29,787)	18,444	(62)%
Income tax expense	(43)	(89)	46	(52)%
Net loss	$(11,386)	$(29,876)	$18,490	(62)%

Research and Development Expenses

The following table summarizes our research and development expenses (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Direct research and development expenses by program:
IK-930	$313	$3,846	$(3,533)	(92)%
IK-595	3,123	2,318	805	35%
IK-175	33	86	(53)	(62)%
Discovery and other programs	64	802	(738)	(92)%
Unallocated expense:
Personnel related (including stock-based compensation)	313	2,150	(1,837)	(85)%
Other research and development cost	179	630	(451)	(72)%
Total research and development expenses	$4,025	$9,832	$(5,807)	(59)%

Research and development expense decreased by $5.8 million from $9.8 million for the three months ended June 30, 2024 to $4.0 million for the three months ended June 30, 2025 primarily due to the prioritization of our clinical stage program, IK-595, discontinuation of our discovery efforts and discontinuation of our clinical stage program, IK-930. Personnel related expenses decreased by $1.8 million primarily due to reductions in our headcount. Other research and development costs decreased by $0.5 million primarily due to the discontinuation of early discovery efforts. Costs related to IK-930 decreased by $3.5 million due to the wind down of the clinical trial. Discovery and other programs costs decreased by $0.7 million due to stability costs in the three months ended June 30, 2024 related to Pionyr Immunotherapeutics, Inc. (“Pionyr”), which we acquired in 2023. These decreases were partially offset by increased costs related to IK-595 of $0.8 million primarily due to increased clinical costs, partially offset by a decrease in manufacturing and costs for IND-enabling studies and manufacturing costs incurred in 2024 as we advanced IK-595 into the clinic.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Direct research and development expenses by program:
IK-930	$712	$6,304	$(5,592)	(89)%
IK-595	5,574	3,982	1,592	40%
IK-175	41	498	(457)	(92)%
Discovery and other programs	85	759	(674)	(89)%
Unallocated expense:
Personnel related (including stock-based compensation)	948	5,722	(4,774)	(83)%
Other research and development cost	380	2,212	(1,832)	(83)%
Total research and development expenses	$7,740	$19,477	$(11,737)	(60)%

Research and development expense decreased by $11.7 million from $19.5 million for the six months ended June 30, 2024 to $7.7 million for the six months ended June 30, 2025 primarily due to the prioritization of our clinical stage program, IK-595, discontinuation of our discovery efforts and discontinuation of our clinical stage program, IK-930. Personnel related expenses decreased by $4.8 million primarily due to reductions in our headcount. Other research and development costs decreased by $1.8 million primarily due to the discontinuation of early discovery efforts. Costs related to IK-930 decreased by $5.6 million due to the wind down of the clinical trial. Discovery and other programs costs decreased by $0.7 million, as costs of $1.7 million incurred in the six months ended June 30, 2024 were partially offset in the six months ended June 30, 2024 by a refund of manufacturing costs and final net close-out credits from studies for Pionyr. These decreases were partially offset by increased costs related to IK-595 of $1.6 million primarily due to increased clinical costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
General and administrative	$4,416	$5,308	$(892)	-17%

The decrease in general and administrative expense from the three months ended June 30, 2024 to the three months ended June 30, 2025 of $0.9 million was primarily attributable to a decrease in personnel related costs due to reductions in our headcount and a decrease in insurance costs, partially offset by increased facility costs and increased professional fees primarily related to the Merger.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
General and administrative	$10,060	$11,307	$(1,247)	-11%

The decrease in general and administrative expense from the six months ended June 30, 2024 to the six months ended June 30, 2025 of $1.2 million was primarily attributable to a decrease in personnel related costs due to reductions in our headcount and a decrease in insurance costs, partially offset by increased facility costs and increased professional fees primarily related to the Merger.

Restructuring and Other Charges

For the three months ended June 30, 2025, restructuring and other charges included employee separation charges of $0.1 million and retention accruals of $0.3 million. For the three months ended June 30, 2024, restructuring and other charges primarily included employee separation charges of $0.7 million related to the restructuring in the second quarter of 2024.

For the six months ended June 30, 2025, restructuring and other charges included employee separation costs of $1.2 million, non-cash charges for the modification of certain equity awards of $0.2 million, and retention accruals of $0.4 million. For the six months ended June 30, 2024, restructuring and other charges primarily included employee separation costs of $2.3 million and non-cash charges for the modification of certain equity awards of $0.3 million related to the Restructurings. Restructuring and other charges also included an impairment of property and equipment held for sale of $0.7 million.

Other Income (Expense)

Investment income was $1.3 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $2.7 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively. The decreases in investment income was due to decreased yields and invested balances.

Other income (expense) included reimbursements of expenses incurred for agreed upon research and development activities from a related party of $4.3 million for the three and six months ended June 30, 2025. Other income (expense) for the three and six months ended June 30, 2025 also included sublease income related to office and laboratory space in San Francisco, California, which we subleased to third parties in April 2024. For the three months ended June 30, 2025 and 2024, sublease income was $0.4 million and $0.2 million, respectively. For the six months ended June 30, 2025 and 2024, sublease income was $0.8 million and $0.2 million, respectively. Other income (expense) also included $0.4 million in the six months ended June 30, 2025 related to the sale of our AHR antagonist.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through private placements of preferred stock, from upfront payments from the Bristol-Myers Squibb Collaboration Agreement, from the sale of common stock in our initial public offering (“IPO”) and underwritten registered offering of common stock (“URO”), and most recently, through the acquisition of Pionyr. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $95.6 million.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(13,984)	$(30,806)
Net cash provided by (used in) investing activities	32,881	(44,820)
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,897	$(75,626)

Operating Activities

Cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts, and related infrastructure.

During the six months ended June 30, 2025, operating activities used $14.0 million of cash, resulting from our net loss of $11.4 million and net cash used by changes in our operating assets and liabilities of $5.0 million, partially offset by net non-cash charges of $2.4 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2025, consisted primarily of a $3.5 million decrease in accounts payable and accrued expenses and a $1.8 million decrease in operating lease liabilities.

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

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $32.9 million, due to proceeds from sales of marketable securities of $37.4 million and maturities of marketable securities of $33.7 million, partially offset by purchases of marketable securities of $23.2 million and funding a note receivable in connection with the Merger Agreement of $15.0 million. Realized gains from the sales of marketable securities was insignificant.

During the six months ended June 30, 2024, net cash used in investing activities was $44.8 million, primarily due to purchases of marketable securities of $72.3 million, partially offset by the proceeds from maturities of marketable securities of $27.2 million.

Funding Requirements

We expect to continue to incur costs associated with seeking strategic alternatives for our remaining assets as well as expenses for the foreseeable future in connection with our proposed Merger. Furthermore, if the proposed Merger closes, we expect to incur increased costs related to integration activities, an increased workforce and increased business activities. If we do not successfully consummate the Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company.

We also expect to continue to incur costs associated with operating as a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs. Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our future research and development or commercialization efforts.

As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $95.6 million. Based upon our current operating plan, we believe that, if the Merger is not consummated, our cash, cash equivalents and marketable securities as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the date of this filing. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks, uncertainties and assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because our resource requirements could change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements.

If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications. Although we currently seeking strategic alternatives for our remaining assets and began to wind down activities for the IK-595 program in July 2025, if in the future we progress the development of any product candidates (such as IMG-007 in the event the proposed Merger is consummated), our future operating and capital requirements may depend on many other factors, including:

•
the scope and cost to continue and execute clinical trials for clinical programs;
•
the costs, timing, and outcome of regulatory review of any future product candidates;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
•
the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any future product candidates for which we receive marketing approval;
•
the amount of revenue, if any, received from commercial sales of any future product candidates, should a product candidates receive marketing approval;

•
the costs of preparing, filing, and prosecuting patent applications, obtaining, maintaining, and enforcing intellectual property rights, and defending intellectual property-related claims;
•
the in-licensing or acquisition of assets in line with our strategy;
•
our headcount and associated costs, as we pursue research and development activities; and
•
the costs of operating as a public company.

If we do not successfully consummate the Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. If the Merger is consummated or we pursue another strategic transaction, until such time, if ever, as we can generate substantial product revenue, we would expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other strategic transactions. We do not have any committed external source of funds except for the concurrent financing, which is subject to certain closing conditions including successful completion of the merger. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect our stockholders’ rights. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations

We have a non-cancelable operating lease agreement for our office, lab, and animal care facility space in our Boston, Massachusetts corporate headquarters. We expect the total future minimum lease payments from June 30, 2025 to lease expiration in May 2026 to be $1.8 million. Additionally, in connection with the acquisition of Pionyr, we acquired an operating lease agreement for office and laboratory space in San Francisco, California, which we subleased to third parties in April 2024. We expect total future minimum lease payments from June 30, 2025 to lease expiration in April 2027 to be $4.2 million. We expect to receive fixed minimum payments of $1.6 million during this same period. Our total future minimum lease payments for each of the next five years and in total are included in Note 13 in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. During the three and six months ended June 30, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K that was filed with the SEC on March 6, 2025.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In connection with the proposed merger, two actions have been filed against the Company and our board of directors in the Supreme Court for the State of New York, County of New York, captioned Smith v. Ikena Oncology, Inc., et al., No. 653576/2025 (filed June 12, 2025) and Kent v. Ikena Oncology, Inc., et al., No. 653588/2025 (filed June 13, 2025) (collectively, the “Complaints”). The Complaints allege that the defendants filed or caused to be filed a materially incomplete and misleading registration statement with the SEC and asserts claims under New York common law for negligent misrepresentation and concealment and negligence. In addition, the Company and our board of directors have received five additional demands from purported stockholders seeking additional disclosures in the registration statement (collectively, the “Demands”).

The Company cannot predict the outcome of the Complaints or the Demands. The Company believes that the Complaints and the Demands are without merit, and the Company and the individual defendants intend to vigorously defend against the Complaints and the Demands and any subsequently filed similar actions. If additional similar complaints are filed or demands are received, absent new or significantly different allegations, the Company will not necessarily disclose such additional filings or demands.

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

The closing of the Merger is subject to approval by our stockholders and shareholders of Inmagene, which approvals have been obtained prior to the date hereof, as well as other customary closing conditions. If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications. Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the Merger, which could materially and adversely affect our results of operations, business, financial results and/or stock price. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the proposed Merger will be successfully consummated or that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.

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

In addition, the concurrent financing with the Merger as contemplated in the Subscription Agreement is subject to a number of closing conditions, including completion of the Merger, and we cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the proposed concurrent financing will be successfully consummated. The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our common stock price.

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

There can be no assurance that the Merger will be completed. We currently are not pursuing the development of any product candidates and in July 2025 we began to wind down activities for the IK-595 clinical program. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements or policies with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

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

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger. In addition, if the Merger is consummated, our business prospects may be harmed if we are unable to attract and retain key employees.

Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In January and May 2024, we undertook a strategic realignment that significantly reduced our workforce in order to conserve our capital resources. As of July 1, 2025, we had only nine full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain these remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. Our cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

In addition, even if we are successful in consummating the Merger, we may be exposed to other operational and financial risks, including the failure to attract or retain the services of key employees, which could harm our business prospects. The combined company’s ability to compete in the highly competitive pharmaceuticals industry depends on its ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel. The combined company will be highly dependent on its management and scientific personnel. If the Merger is consummated, the failure to attract or retain the services of any key individuals, including the expected chief executive officer of the combined company,, could impede, delay, or prevent the successful development of IMG-007 or any future product candidates, completion of its planned clinical trials, commercialization of IMG-007 or any future product candidates or in-licensing or acquisition of new assets and could impact negatively its ability to implement successfully its business plan. If the combined company fails to attract or retain the services of any key individuals, it might not be able to find suitable replacements on a timely basis or at all, and its business could be harmed as a result. The combined company might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses

Even if we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction and, if the transaction is consummated, the integration efforts following closing to realize the benefits of the transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

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

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue an alternative strategic transaction or our board of directors may decide to pursue a dissolution and liquidation of our company. We may face substantial competition for attractive counterparties for any proposed strategic transactions. For example, there may be many other biotechnology and pharmaceutical companies that halt development of their programs and instead choose to pursue strategic transactions like the ones we have been exploring in connection with our strategic review process. These companies may possess greater financial and managerial resources than we do, and they may have more attractive product candidates, intellectual property or other assets. As a result, these other companies may prove to be more attractive than us to counterparties pursuing strategic transactions. There can be no assurance that its strategic review process will result in us pursuing a transaction, or that any transaction, if pursued, will be completed on terms favorable to us and our stockholders.

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

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. In addition, if the Merger or concurrent financing is not consummated or we decide to pursue a dissolution and liquidation of our company, we may be subject to litigation. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value its stockholders receive in any such transaction.

Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements

We are in the ongoing process of exploring strategic options for our remaining assets and we have begun to wind down activities for the IK-595 clinical program. We also have a limited operating history.

We commenced operations in 2016, are in the process of exploring strategic options for our remaining assets, have begun to wind down activities for IK-595 clinical program, and have a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any product candidate, and there is no assurance that we will obtain approvals in the future for any product candidates we may develop. If we progress the development of any future product candidates, we expect to incur expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have incurred significant net losses since our inception and, if we progress the development of any product candidates in the future, anticipate that we will incur losses.

Our net losses were $11.4 million for the six months ended June 30, 2025 and $49.2 million for the year ended December 31, 2024. We had an accumulated deficit of $343.0 million as of June 30, 2025. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We are in the process of exploring strategic options for our remaining assets and have begun to wind down activities for IK-595 clinical program. If we pursue the development of product candidates in the future or if we consummate the proposed Merger, we expect that our research and development expenses could increase significantly. In addition, if we obtain regulatory approval for any future product candidates, we will incur significant sales, marketing, and manufacturing expenses. As a public company, we will continue to incur additional costs for the foreseeable future that we did not incur as a private company. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, if we pursue product candidates in the future, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. If we progress the development of any future product candidates, our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•
our ability to attract, hire, and retain qualified personnel as necessary;
•
the timing and success or failure of clinical trials for any future product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among competitors or partners;
•
our ability to successfully open clinical trial sites and recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
•
our ability to obtain regulatory approval for any future product candidates, and the timing and scope of any such approvals we may receive;
•
the timing and cost of, and level of investment in, research and development activities relating to any future product candidates, which may change from time to time;

•
the cost of manufacturing any future product candidates and products, should they receive regulatory approval, which may vary depending on the quantity of production and the terms of agreements with manufacturers; expenditures that we may incur to develop product candidates;
•
the level of demand for any future products should they receive regulatory approval, which may vary significantly;
•
the risk/benefit profile, cost and reimbursement policies with respect to any future product candidates, if approved, and existing and potential future therapeutics that compete with any future product candidates, if any;
•
the changing and volatile U.S. and global economic environments and changing governmental policies; and
•
future accounting pronouncements or changes in our accounting policies.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated minimal collaborative revenue from product candidates and have not generated revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. We currently are not pursuing the development of any product candidates and, in July 2025, we began to wind down activities for the IK-595 clinical program. If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications. We do not expect to generate significant revenue unless we pursue future product candidates and until we obtain regulatory approval of, and begin to sell, one or more product candidates. If we pursue the development of any future product candidates, our ability to generate revenue will depend on a number of factors, including, but not limited to, our ability to:

•
successfully complete clinical studies for such product candidates;
•
timely file and obtain clearance of INDs by the United States Food and Drug Administration (“FDA”) or comparable clinical trial applications by foreign regulatory authorities, for any programs in order to commence future clinical trials;
•
successfully enroll subjects in, and complete, clinical trials;
•
initiate and successfully complete all safety and efficacy studies required to obtain U.S. and foreign regulatory approval for any future product candidates;
•
establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•
obtain and maintain patent and trade secret protection or regulatory exclusivity for any future product candidates;
•
launch commercial sales of products, if and when approved, whether alone or in collaboration with others;
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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any future product candidates, which would materially harm our business. If we do not develop and receive regulatory approvals for any future product candidates, we may not be able to continue our operations. If we do not successfully consummate the Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company.

We may require additional capital to finance our operations, which may not be available on acceptable terms, or at all. If we progress the development of any future product candidates and are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our efforts.

The development of pharmaceutical products is capital-intensive. We currently are not pursuing the development of any product candidates. If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications. We expect our expenses to significantly increase if we consummate the merger and progress the development of any product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for future product candidates or otherwise expand more rapidly than we anticipate. We also continue to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding in connection with continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate certain of our research and development or future commercialization efforts.

On May 17, 2023, we completed a URO of common stock pursuant to which we issued and sold 6,110,000 shares of our common stock at a purchase price of $6.55 per share. On August 4, 2023, we acquired Pionyr in accordance with the terms of the Agreement and Plan of Merger, dated August 4, 2023 (the “Pionyr Merger Agreement”). Under the terms of the Pionyr Merger Agreement, at the closing of the acquisition, we acquired all of Pionyr’s assets, including approximately $48.0 million in net cash at the time of closing, and we issued the holders of Pionyr common stock a total of 1,800,652 shares of the our common stock (including 153,121 shares of our non-voting common stock) at the purchase price of $7.15 per share and 4,153,439 shares of Series A Preferred Stock, also at the purchase price of $7.15 per share, each share of which was subsequently converted into one share of the our common stock at a special shareholders meeting on October 11, 2023. As a result of the restructurings that we completed in the first and third quarters of 2024, and the associated anticipated reduction in our operating expenses, we expect that our cash, cash equivalents and marketable securities are sufficient to fund our operations for at least 12 months following the date of this filing. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the consummation of the proposed Merger and concurrent financing or another strategic transaction;
•
the scope, progress, results and costs of development and clinical trials for any product candidates;
•
the costs, timing, and outcomes of regulatory reviews of product candidates;
•
our ability to establish and maintain additional collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we may establish;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•
the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing intellectual property rights and defending intellectual property-related claims;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
the costs of securing manufacturing arrangements for clinical and commercial production;
•
costs related to the development of any companion diagnostics we may use in the future; and
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market any future product candidates.

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, any future product candidates, if developed and approved, may not achieve commercial success. Commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any future product candidates. Disruptions in the financial markets in general and the recent volatility in the capital markets may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more research or development programs or the commercialization of any product that has received regulatory approval or be unable to expand our operations or otherwise capitalize on our business opportunities as desired, which could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

If in the future we pursue the product development of future product candidates, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other strategic transactions. In connection with the proposed Merger, we also entered into a concurrent financing which is subject to certain closing conditions. We do not have any committed external source of funds except for the concurrent financing, which is subject to certain closing conditions including successful completion of the merger. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect our stockholders’ rights. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling, or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results, and prospects.

We also could be required to seek funds through arrangements with additional collaborators or otherwise at an earlier stage than otherwise would be desirable. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, grant licenses on terms that may not be favorable to us or grant rights to develop and market our future product candidates, if any, that we may otherwise develop and market ourselves, any of which may have a material adverse effect on our business, operating results and prospects.

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

In light of recent macroeconomic conditions and our strategic decisions, we have made, and will continue to make, judgments as to whether we should further reduce or otherwise change our workforce. For example, in the first quarter of 2024, we implemented a plan to reduce our workforce by approximately 35%, to align our workforce with our strategy to focus on our clinical stage, targeted oncology programs, IK-930 and IK-595. Furthermore, in the second quarter of 2024, we implemented a plan to discontinue the clinical development of IK-930, continue clinical development of IK-595, and reduce our workforce by approximately 53%. In July 2025, we began to wind down activities of the IK-595 program. Such workforce reductions, and any other future reductions, and the attrition that may occur following them, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Furthermore, these restructurings and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans, or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results, and financial condition. We may not complete current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies, or other benefits of such activities.

Risks Related to the Development of our Targeted Oncology and Other Programs and Product Candidates

If we progress the development of any product candidates, we may not be able to successfully complete clinical trials.

We currently are not pursuing the development of any product candidates. If the Merger is completed, the business of the combined company will be centered around advancing Inmagene’s lead product candidate, IMG-007, in atopic dermatitis and additional immunology and inflammatory indications. To date, we have limited experience with completing clinical trials. We have not yet demonstrated our ability to successfully complete later-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Before commencing certain clinical trials, we may finalize the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their positions, including, but not limited to, regarding the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a New Drug Application (“NDA”) to the FDA, a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”), or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

If in the future we progress the development of any product candidates and are required to conduct additional preclinical studies or clinical trials or other testing that we do not anticipate, if we are unable to successfully complete clinical trials of any future product candidates or other testing, if the results of these trials or tests are not positive, or are only modestly positive, or, if there are safety concerns, we may:

•
not obtain regulatory approval at all;
•
be delayed in obtaining regulatory approval for such future product candidates;
•
obtain regulatory approval for indications or patient populations that are not as broad as intended or desired;
•
continue to be subject to post-marketing testing requirements; or
•
experience having the product removed from the market after obtaining regulatory approval.

Clinical product development involves a lengthy and expensive process, with an uncertain outcome.

Any future clinical trials if we progress the development of any future product candidates, may not be successful. It is impossible to predict when, or if, any product candidate will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our future clinical trials may not be successful.

If we progress the development of any product candidates and are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for such product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

If in the future we pursue the development of any product candidates, in connection with the clinical development of such product candidates for certain indications, we may engage third parties to develop or otherwise obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our products that receive regulatory approval. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

If we pursue the development of any future product candidates, we intend to rely on third parties for the design, development, and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain regulatory approval, and we may not realize the full commercial potential of any of these therapeutic products that obtain regulatory approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of any product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of such product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of such therapeutic product candidates.

Interim, top-line, and preliminary data from clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

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

If the preliminary, interim, or top-line data that we report differ from actual results, or if regulatory authorities or others, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any future product candidates may be significantly impaired, which could materially harm our business, operating results, prospects, or financial condition.

If in the future we progress the development of any product candidates, we may incur additional costs or experience delays in initiating or completing, or ultimately be unable to complete, development and commercialization.

We may experience delays in initiating or completing clinical trials, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future INDs. Additionally, if we progress the development of any product candidates, we cannot be certain that nonclinical studies or clinical trials for such product candidates will not be delayed, require redesign, will enroll an adequate number of subjects on time, or will be completed on schedule, if at all. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize any product candidates, including:

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
•
nonclinical studies or clinical trials of any future product candidates may fail to show safety or efficacy or otherwise produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
•
nonclinical studies or clinical trials of any future product candidates may not produce differentiated or clinically significant results across indications;
•
the number of patients required for clinical trials of our future product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
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
•
the cost of clinical trials of any future product candidates may be greater than we anticipate;
•
the supply or quality of any future product candidates or other materials necessary to conduct clinical trials of product candidates may be insufficient or inadequate;
•
any future product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from nonclinical or clinical testing of other similar therapies that raise safety or efficacy concerns about such product candidates; and
•
regulators may revise the requirements for approving any future product candidates, or such requirements may not be as we currently anticipate.

We could encounter delays if a clinical trial is suspended or terminated by us, including upon the recommendation of the Safety Monitoring Committee (“SMC”) if applicable for such trial, by the IRBs of the institutions at which such trials are being conducted, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including, but not limited to, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, adverse findings upon an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of any future product candidates. Further, the FDA may disagree with, among other considerations, our clinical trial design or our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Moreover, principal investigators for our current and future clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. Such an outcome could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our future product candidates.

Our product development costs will also increase if we progress with the development of any product candidates and experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize any future product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize any product candidates and may significantly harm our business, operating results, financial condition and prospects.

If we progress the development of any product candidates and experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

If we progress the development of any future product candidates, we may not be able to initiate or continue clinical trials for such product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial.

We may experience difficulties with identifying specific patient populations for any biomarker-defined trial cohorts. The patient eligibility criteria defined in any future trial protocols, including biomarker-driven identification may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria. We will also rely on the willingness and ability of clinicians to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials.

In addition, some of our competitors may have ongoing clinical trials for product candidates that treat the same indications as any of our future product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

In addition to the competitive trial environment, the eligibility criteria of our future clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit, or enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

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

If we progress the development of any future product candidates, we anticipate that certain product candidates will be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

If we progress the development of any future product candidates, certain product candidates have the potential to be administered in combination with other targeted therapies or checkpoint inhibitor immunotherapies, and other standards of care, like chemotherapies, or radiotherapy. Our ability to develop and ultimately commercialize product candidates used in combination with other targeted therapies, will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing targeted therapies checkpoint inhibitor immunotherapies or other comparator therapies in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, stock price and prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. The FDA, other U.S. regulatory agencies and/or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates and any future product candidates. Moreover, following product approval, the FDA, other U.S. regulatory agencies and/or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the other product, quality, manufacturing and supply issues with respect to the other product, and changes to the standard of care.

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

Results from any early preclinical studies and clinical trials of any of our future programs and product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials. If we progress the development of any product candidates in the future and cannot replicate the results from our earlier preclinical studies and clinical trials of such programs and product candidates in our later preclinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize such product candidates.

Any results from early preclinical studies and clinical trials of any of our future programs and product candidates may not necessarily be predictive of the results from later preclinical studies and clinical trials. Similarly, even if we are able to complete any future planned preclinical studies and clinical trials of future product candidates according to our planned development timeline, the results from such preclinical studies and clinical trials of such product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks if we in the future develop any future programs or product candidates. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical, and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval.

If in the future we progress the development of any product candidates, we may not be able to file INDs, or similar applications for our programs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA or other regulatory authorities may not permit us to proceed.

If in the future we progress the development of product candidates, we plan to progress candidates to Investigational New Drug Applications (“INDs”) or similar applications, however, we may not be able to file such INDs or similar applications on the timelines we expect. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or similar applications to a new IND or similar application. Any failure to file INDs or similar applications on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from initiating or completing our clinical trials or commercializing any product candidates on a timely basis, if at all.

Any future clinical trials or those of our collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of our future product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that any future product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. When any future programs and product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of future clinical trials are inconclusive with respect to the safety and efficacy of any future product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with any future product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. It is likely, as is the case with many oncology therapies, that there may be side effects associated with the use of our future product candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Further, any future product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our future product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. In addition, any product candidates could cause undesirable side effects that we don’t initially observe. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development or regulatory approval of any of our future product candidates, if any.

We may plan to develop certain of our future product candidates, in combination with one or more therapies. The uncertainty resulting from the use of any future product candidates, in combination with other therapies, may make it difficult to accurately predict side effects in future clinical trials. As is the case with many treatments, it is likely that there may be side effects associated with the use of our future product candidates. If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition, and prospects.

We may conduct clinical trials for any future product candidates outside the United States, and the FDA, the EMA, the Medicines and Healthcare products Regulatory Agency (“MHRA”) and comparable foreign regulatory authorities may not accept data from such trials.

If we pursue the development of product candidates in the future, we may conduct clinical trials outside the United States, including in the United Kingdom (“UK”), Australia, and other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence, and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. The EMA, the MHRA and many other comparable foreign regulatory bodies have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA, the

MHRA, or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States, the European Union (“EU”), the UK, or the applicable jurisdiction. If the FDA, the EMA, or the MHRA, or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our future product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

If we pursue the development of any product candidates in the future, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional product candidates, our business could be materially harmed.

If we pursue the development of any future product candidates, research programs to pursue the development of any product candidates for additional indications and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications, yet fail to yield results for clinical development for a number of reasons, including:

•
the research methodology used may not be successful in identifying potential indications;
•
potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products; or
•
it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for any product candidates, thereby limiting our ability to develop, diversify and expand our product portfolio.

Because we have limited financial and human resources, if in the future we pursue product development, we initially would plan to focus on research programs and product candidates for a limited set of indications. As a result, opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success were not prioritized. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Accordingly, if we progress the development of any future product candidates, there can be no assurance that we will ever be able to identify additional therapeutic opportunities, which could materially adversely affect our future growth and prospects.

If we pursue the development of any future product candidates and are not able to obtain, or if there are delays in obtaining, required regulatory approvals for any such product candidates, we will not be able to commercialize, or will be delayed in commercializing, such product candidates, and our ability to generate revenue will be materially impaired.

If in the future we pursue the development of any product candidates, such product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any future product candidates, we would have to obtain regulatory approval. It is possible that any future product candidates, if we seek to develop them in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any future product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing any product candidates.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If we pursue the development of any product candidates and the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical studies or clinical trials, approval may be delayed, if obtained at all. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in regulatory approval policies during the development period, changes in or enactment of additional statutes or regulations, or changes in regulatory review policies for each submitted NDA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our future product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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
•
the data collected from clinical trials of any future product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
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

Even if we were to complete development and obtain regulatory approval, regulatory authorities may approve any product candidates for fewer or more limited indications than we request, thereby narrowing the commercial potential of the product candidate. In addition, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for any future product candidates.

If we pursue the development of any product candidates and experience delays in obtaining, or if we fail to obtain, approval, the commercial prospects for any future product candidates may be harmed and our ability to generate revenue will be materially impaired.

Pandemics, epidemics, or any outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the continued development of any product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Such global outbreaks of infectious diseases could materially and adversely impact our operations, including, without limitation, our nonclinical studies or clinical trial operations and our ability to recruit and retain patients and principal investigators and site staff. For example, if in the future, we pursue the development of any product candidates we may experience delays in initiating IND-enabling studies, enrolling our clinical trials, or dosing of patients in our clinical trials, and activating new trial sites, as well as protocol deviations. Any negative impact a public health crisis has on patient enrollment or treatment or the execution of our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

These, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on global economies and financial markets, which could impact our ability to raise the necessary capital needed to develop and commercialize any future programs and product candidates.

If we progress the development of any future product candidates, we may need to reformulate such product candidates which could require additional nonclinical studies or clinical trials and delay the development or regulatory approval of such product candidates.

New risks, pharmacokinetic variability, and side effects associated with any future product candidates may be discovered during clinical testing. Any future product candidates also may experience stability issues. For these or other reasons, if we progress the development of any future product candidates we may need to reformulate them. Such reformulation may require us to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of such modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for such product candidate. Reformulating a product candidate may also result in a delay in continuing a clinical trial. There can be no assurance that we will not experience delays in the completion of a clinical trial or in the commencement and completion of our future trials due to the need to reformulate any future product candidates and subsequently discuss with or receive authorization from regulatory authorities to implement these changes in clinical trials. Additionally, reformulating a product candidate may cause us to experience a shortage in supply or cause the cost to manufacture our product candidate to increase. Any reformulation of future product candidates could substantially increase the costs and expenses of developing any future product candidates and delay such development and marketing approval.

Risks Related to Commercialization

We face substantial competition for any future program or product candidate, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address structural biology-guided chemistry-based drug design to develop therapies We also compete more broadly across the market for cost-effective and reimbursable treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their products sooner than we may obtain approval for any of our future product candidates, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of any of our future product candidates, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition and availability of reimbursement from government and other third-party payors.

If the market opportunities for our future programs and product candidates are smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The incidence and prevalence for target patient populations of programs and product candidates have not been established with precision. Our projections for any product candidates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our current program and product candidate, are based on our estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, the indications for which any future product candidates are approved for sale, acceptance by the medical community and patient access, product pricing, and reimbursement. The number of patients for which any future product candidates may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. If we progress development of any future product candidates, our prioritization of development of certain product candidates over others may prove to be the wrong choice and adversely affect our business.

If in the future we progress the development of any product candidates and such product candidates do not achieve broad market acceptance, the revenue that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if we pursue the development of any future product candidates and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not become profitable or may be significantly delayed in achieving profitability. Market acceptance of any future product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective or safer treatments enter the market. If public perception is influenced by claims that the use of targeted oncology is unsafe, whether related to our or our competitors’ products, our future products, if any, may not be accepted by the general public or the medical community. Future adverse events in targeted oncology, immune-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements, and potential regulatory delays in the testing or approvals of any of our future product candidates.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize any future product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

Efforts to educate the medical community and third-party payors on the benefits of any future product candidates may require significant resources and may not be successful. If any future product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of future product candidates will depend on a number of factors, including:

•
the efficacy of any future product candidates as single agents and in combination with marketed checkpoint inhibitor immunotherapies, targeted agents, and other combination agents;
•
the commercial success of the checkpoint inhibitor immunotherapy drugs, targeted agents, and other combination agents with which our products may be co-administered;
•
the prevalence and severity of adverse events associated with any future product candidates or those products with which they may be co-administered;
•
the clinical indications for which any future product candidates are approved and the approved claims that we may make for the products;
•
limitations or warnings contained in the product’s FDA-approved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for any future product candidates that may be more restrictive than other competitive products;

•
changes in the standard of care for the targeted indications for any future product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;
•
the relative convenience and ease of administration of any future product candidates and any products with which they are co-administered;
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
•
the extent and strength of our marketing and distribution of any future product candidates;
•
the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;
•
distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to any future product candidates or to which we agree as part of a REMS or voluntary risk management plan;
•
the timing of market introduction of any future product candidates, as well as competitive products;
•
our ability to offer any future product candidates for sale at competitive prices;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the extent and strength of our third-party manufacturer and supplier support;
•
the actions of companies that market any products with which any future product candidates may be co-administered;
•
the approval of other new products;
•
adverse publicity about any future product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and
•
potential product liability claims.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any future product candidates. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Risks Related to Our Reliance on Third Parties

We expect to continue to rely on third parties to conduct any future clinical trials as well as investigator-sponsored clinical trials of any product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any future product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for any product candidates.

We rely and expect to continue to rely heavily on these parties for execution of clinical trials for any future product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the principal investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of any future product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize any future product candidates or our future development programs may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our principal investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party principal investigators or CROs terminate, we may not be able to enter into arrangements with alternative CROs. If principal investigators or CROs do not successfully carry out their contractual obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such principal investigators or CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, any future product candidates. As a result, we believe that our financial results and the commercial prospects for any future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to any future product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will likely provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing the clinical development of any future product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our future product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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
•
collaboration activities might result in the collaborator having intellectual property covering our future activities or product candidates, which could limit our rights or ability to research, develop and/or commercialize any future product candidates;

•
collaborators might not be in compliance with laws applicable to their activities under the collaboration, which could impact the collaboration and us;
•
disputes might arise between a collaborator and us that could cause a delay or termination of the collaboration or result in costly litigation that diverts management attention and resources; and
•
collaborations might be terminated, which could result in a need for additional capital to pursue further research, development, and/or commercialization of any future product candidates.

In addition, funding provided by a collaborator might not be sufficient to advance any future product candidates under the collaboration.

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

We plan to contract with third parties for the manufacture of any future product candidates for preclinical development and clinical testing, and would expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of any future product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We have in the past relied, and if we pursue any development activities in the future, would expect to rely, on third parties for the manufacture of product candidates for preclinical development and clinical testing, as well as for the commercial manufacture of any future products, if any, of product candidates that receive regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of any future product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture any future product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMP in connection with the manufacture of any future product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of any futre product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market any future product candidates, if approved.

If we develop any future product candidates and any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such a scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce any future product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize any future products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of any future product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture any future product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Further, our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of any future product candidates or products, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of any future product candidates.

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

Any future product candidates may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of any future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

We may seek to establish additional collaborations in the future, and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.

Any future development programs and the potential commercialization of any future product candidates will require substantial additional cash to fund expenses. For some of our future product candidates, if any, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s own evaluation of a potential collaboration. Such factors a potential collaborator will use to evaluate a collaboration may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for any future product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of any future product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop any future product candidates or bring them to market and generate product revenue.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for any future technology and product candidates or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize any future technology and drugs may be impaired.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our future product candidates, as well as for their respective compositions, formulations, methods used to manufacture them, and methods of treatment, in addition to successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing any future product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We also would rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize any future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our current or future patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize future product candidates.

In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, in jurisdictions outside the U.S., a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership. Furthermore, patents have a limited lifespan. In the U.S., and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally twenty years after it is filed, assuming all maintenance fees are paid. Various extensions may be available, on a jurisdiction-by-jurisdiction basis; however, the life of a patent, and thus the protection it affords, is limited. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our future product candidates, including generic versions of such drugs.

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

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering any future product candidates and technology. Such challenges may also result in our inability to manufacture or commercialize any future product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize any future product candidates.

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent patents we may own or in-license by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third-party may develop a competitive drug that provides benefits similar to one or more of any future product candidates, but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to any future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize any future product candidates could be negatively affected, which would harm our business.

Furthermore, even if we are able to issue patents with claims of valuable scope in one or more jurisdictions, we may not be able to secure such claims in all relevant jurisdictions, or in a sufficient number to meaningfully reduce competition. Our competitors may be able to develop and commercialize their products, including products identical to any future product of ours, in any jurisdiction in which we are unable to obtain, maintain, or enforce such patent claims.

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

If our trademarks and trade names for any future products or company name are not adequately protected in one or more countries where we intend to market any future products, we may delay the launch of product brand names, use different trademarks or tradenames in different countries, or face other potentially adverse consequences to building our product brand recognition.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue clinical trials, continue research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize any future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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

The intellectual property landscape relevant to any future product candidates and programs will likely be crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell any future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our current or future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that any future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that future product candidates, if any, and other technologies that we may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. For example, many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our past or any future product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

While certain activities related to development and clinical testing of our past or any future product candidates may be subject to safe harbor of patent infringement under 35 U.S.C. §271(e)(1), upon receiving FDA approval for such candidates we or any of our future licensors or strategic partners may immediately become party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that such product candidates infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we have developed past product candidates or may develop future product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that any future product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our past or any future product candidates, technologies or methods.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling certain product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
•
if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;
•
redesigning any future product candidates or processes so they do not infringe, misappropriate or violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and
•
there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our past or any future product candidates or proprietary technologies.

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our past or any future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued and patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our past or any future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our past or any future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our past or any future product candidates or other technologies, could be found to be infringed by our past or any future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our past or any future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our past or any future product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize any future product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of any future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize any future product candidates, which could harm our business significantly.

We may be unable to obtain patent or other intellectual property protection for any future product candidates or our future products, if any, in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

We may not be able to pursue patent coverage of any future product candidates in all countries. Filing, prosecuting and defending patents on any future product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our future product candidates, if any, and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize any future products, in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected future product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in any agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We may from time to time be party to license and collaboration agreements with third parties to advance our research or allow commercialization of future product candidates, if any. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize any future product candidates, and competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our future product candidates, if any. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of any future product candidates, and what activities satisfy those diligence obligations;
•
the priority of invention of any patented technology; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners.

In addition, the agreements under which we may license intellectual property or technology from third parties are likely to be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we may license prevent or impair our ability to maintain future licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected future product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Any granted patents we may own or in-license covering any future product candidates or other valuable technology could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad, including the USPTO and the EPO. A patent asserted in a judicial court could be found invalid or unenforceable during the enforcement proceeding. Administrative or judicial proceedings challenging the validity of our patents or individual patent claims could take months or years to resolve.

If we or our licensors or strategic partners initiate legal proceedings against a third-party to enforce a patent covering any of our future product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, in the process of obtaining the patent during patent prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patent applications or any patents we may own or in-license in such a way that they no longer cover any future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have from our patent applications or any patents we may own or in-license, allow third parties to commercialize any future product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our future licensors’ priority of invention or other features of patentability with respect to our patent applications and any patents we may own or in-license. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of any future product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our future licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on any future product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and any future product candidates.

Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of any future product candidates we may develop. The loss of exclusivity or the narrowing of our patent application claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect any future product candidates.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might subject us to infringement claims or adversely affect our ability to develop and market any future product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the commercialization of any future product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. As mentioned above, patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering any future product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover any future product candidates or the use of any future product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market any future product candidates. We may incorrectly determine that any future product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market any future product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market any future product candidates.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, which may be significant, we may be temporarily or permanently prohibited from commercializing any future product candidates that are held to be infringing. We might, if possible, also be forced to redesign any future product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not guarantee commercial success of any future product candidates or other business activities. Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

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
•
others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of any future product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we may own or in-license, should any patents issue;
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

Risks Related to Government Regulation

Obtaining and maintaining regulatory approval of any future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of any future product candidates in other jurisdictions.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of any future product candidates will be harmed.

Obtaining and maintaining regulatory approval of any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants regulatory approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves all of the risks associated with FDA approval. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for any future products will also be subject to approval.

We may seek priority review designation for one or more of any future product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review designation for any future product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We may seek orphan drug designation for certain of any future product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

As part of our business strategy, we may seek orphan drug designation for certain of our future product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of more than 200,000 in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Generally, if a product with an orphan designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in EU. The EU market exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Proposed amendments to EU regulations regarding orphan medicines are under consideration that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines. Even if we obtain orphan drug exclusivity for any product candidate, that exclusivity may not effectively protect any future product candidate from competition because different products can be approved for the same condition.

Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process. While we may seek orphan drug designation for any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

A breakthrough therapy designation and fast track designation by the FDA, even if granted, may not lead to a faster development, regulatory review or approval process, and each designation does not increase the likelihood that any of our future product candidates will receive regulatory approval in the United States.

If we decide to pursue the development of any product candidates in the future, we may seek a breakthrough therapy designation for some of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our future product candidates, if any, meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our future product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. We may seek fast track designation for some of our future product candidates. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Accelerated approval by the FDA, even if granted for any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our future product candidates, if any, will receive regulatory approval.

We may seek accelerated approval of our future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post approval confirmatory clinical trials, which must be completed with due diligence. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such trials in a timely manner or if such post-approval trials fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

The FDA, the EMA, the MHRA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of any future product candidates, and such changes can be difficult to predict.

The FDA, the EMA, the MHRA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of any of our future product candidates. Adverse developments in clinical trials of products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our future product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any future product candidates or lead to significant post-approval limitations or restrictions. As we advance any future product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our future product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our future product candidates in a timely manner, if at all.

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

Disruptions at the FDA, including substantial changes in personnel, organizational structure, and policy, and at other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business if we pursue the development of any future product candidates. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business if we progress the development of any future product candidates. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future.

Healthcare reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of any future products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

Multiple executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

•
On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services (HHS) to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. Notably, a similar rule promulgated during President Trump’s first term would have tied Medicare Part B reimbursement rates to the lowest price available for a drug in certain foreign countries. That rule was subject to litigation and ultimately rescinded by the Biden Administration in August 2021. In a related development, FDA Commissioner Makary announced in July 2025 that the agency is considering a new fast-track priority review voucher program for manufacturers that commit to pricing drugs in line with those in economically comparable countries. The implementation timeline and commercial implications of these proposals remain uncertain.
•
On April 15, 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act (IRA) to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers (PBMs) in drug pricing and market access.

Separately, prior to the enactment of the One Big Beautiful Bill Act of 2025 (“OBBBA”), orphan drugs were exempt from Medicare price negotiation under the IRA only if they had received a single orphan designation and were approved solely for the corresponding rare disease or condition. The OBBBA amended this exemption to apply more broadly: now, any orphan-designated drug is exempt from price negotiation, regardless of the number of orphan designations it has received, provided the drug’s approved indications are exclusively for those rare diseases. The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on any future product candidates or business is unknown, any decrease in the number of insured patients or reimbursement levels for any future products could adversely affect our potential for revenue and our commercial prospects. We expect that additional healthcare reform measures that may be adopted in the future may result in further reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies, beyond those reductions which have already gone into effect. Such additional reductions could potentially lower the price that we receive for any future products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to existing legislation, or other similar measures, will change the reimbursement model and market outlook for any future product candidates.

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

If we progress the development of any future product candidates, our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any products on the market, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business if we progress development of and begin commercializing any future product candidates. Healthcare entities, physicians and other providers, and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any future product candidates for which we obtain regulatory approval. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see Item 1 “ Business – Governmental Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Even if we progress the development of and receive regulatory approval for a future product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if developed and approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

If the FDA or a comparable foreign regulatory authority approves any of our future product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for any future product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve any future product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

As we wind down our current development activities and if we enroll subjects future clinical trials located in the EEA or UK, we will be subject to additional privacy restrictions. Most notably, in the EEA and the UK, the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, is subject to the European Union General Data Protection Regulation (“EU GDPR”) (with regards to the EEA) and the United Kingdom General Data Protection Regulation (“UK GDPR”) (with regards to the UK), as well as applicable national data protection legislation and requirements in force within the EEA Member States and the UK (including the UK Data Protection Act 2018). “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR are wide-ranging in scope and impose numerous requirements on companies that process personal data, including requirements relating to ensuring an appropriate legal basis or condition applies to the processing of personal data, the processing of sensitive data (such as health data), obtaining consent (if required) of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments and taking certain measures when engaging third-party processors. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20 million Euro (£17.5 million for the UK), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

We are highly dependent on many of our key employees and members of our executive management team as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to attract and retain high quality personnel, our ability to pursue our current strategy will be limited.

If we pursue the development of any product candidates in the future, recruiting and retaining qualified scientific, clinical, manufacturing and general and administrative personnel will also be critical to our success. The loss of the services of our executive officers or other key employees, including temporary loss due to illness, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

In particular, we have experienced a very competitive hiring environment in Boston, Massachusetts, where we are headquartered. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we pursue the development of any product candidates in the future and are unable to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

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

We have in the past and in the future may acquire complementary businesses or technologies and if the proposed Merger is consummated, it will require substantial efforts to integrate our businesses. Acquired technologies, products or businesses may not perform as we expect, and we may fail to realize anticipated synergies or results. In addition, our acquisition strategy and integration efforts may divert management’s attention, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

We have successfully integrated our past acquisitions of Arrys Therapeutics, Inc., Amplify Medicines, Inc. and Pionyr, however, if we are unsuccessful in integrating any future acquisitions and integrations, it could impede us from realizing all of the benefits of those acquisitions and integrations and could weaken our business operations or future prospectus. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties of integrating an acquisition include, among other things:

•
issues in integrating the target company’s technologies, product candidates or capabilities with ours;
•
maintaining employee morale and retaining key employees;
•
integrating the culture of the target company with ours;
•
preserving important strategic relationships and collaborations; and
•
consolidating corporate and administrative infrastructures and eliminating duplicative operations.

In addition, even if the operations of an acquisition or the business of Inmagene are integrated successfully, we may not realize the full benefits of the acquisition or the Merger, including the synergies, pipeline expansion or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

If in the future we develop any product candidates, expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of July 1, 2025, we had nine full-time employees. If we advance any development programs in the future or consummate the Merger, we will be required to increase the number of our employees and the scope of our operations, particularly as we function as a public company and grow in the areas of product development, regulatory affairs and, if any of our future product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, in 2025, Congress passed the OBBBA which included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. Although the effect of the OBBBA on our future business is unknown, any decrease in the number of insured patients or reimbursement levels for our future products could adversely affect our potential for revenue and our commercial prospects. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy and legislation that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, the United States in the first half of 2025 imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. On April 9, 2025, the U.S. announced a temporary pause on its reciprocal tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has continued to threaten to broadly impose tariffs, which has in the past and could in the future, lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies have in the past and could in the future, reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, how long the policy changes remain in effect, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

In addition, inflation rates, particularly in the United States, have fluctuated and been elevated compared to recent historical periods. Elevated inflation and interest rates have in the past and may in the future, result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. The United States Federal Reserve has raised, and may again raise or maintain, interest rates in response to concerns about inflation. Increases in interest rates or the maintenance of current interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. Potential instability throughout the banking industry and their potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price.

U.S. and global markets have also generally experienced volatility and disruption following the 2024 presidential election in the U.S., the threat or imposition of tariffs on imports by the Trump administration, the escalation of geopolitical tensions, the military conflict between Russia and Ukraine, and evolving events in Israel and Gaza. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the EU, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, tariffs or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Disruptions at the FDA, the SEC, the U.S. Patent and Trademark Office and other government agencies, including any disruption caused by changes in policy of the Trump administration and decisions to reduce the number of federal employees, and any funding shortages or potential funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new drugs from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including changes in government budget and funding levels, the ability to hire and retain key personnel, shifting policy priorities as a result of changes in the presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years and other companies in the recent past have reported delays in the FDA providing guidance, and additional delays in review by the FDA may in the future increase as a result. In addition, government funding of the SEC, the U.S. Patent and Trademark Office and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025 and the current administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees.

Disruptions at the FDA, and other agencies may slow any ability to conduct a clinical trial, including without limitation due to delays in obtaining licenses required to conduct clinical trials, and the time necessary for review and approval of any products, which could adversely affect our business in the future. For example, if the FDA experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issue licenses needed to conduct clinical trials and timely review and process of applications or submissions, which could have a material adverse effect on our business in the future.

There is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we may seek approval in the future. This uncertainty could present new challenges and/or opportunities in the future. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue development.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Act, adopted, modified or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended June 30, 2025.

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

10.4#*	Amendment to Employment Agreement, dated July 15, 2025, by and between the Registrant and Jotin Marango, M.D., Ph.D.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibits 101).

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

IKENA ONCOLOGY, INC.

Date: July 24, 2025	By:	/s/ Mark Manfredi
Mark Manfredi, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2025	By:	/s/ Jotin Marango
Jotin Marango M.D., Ph.D.
Chief Financial Officer, Chief Operating Officer and Head of Corporate Development (Principal Financial Officer and Principal Accounting Officer)