Form 10-K
period 2025-12-31
ImageneBio, Inc.
filed 2026-03-10
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2025, was $41.7 million.

The number of shares of Registrant’s voting common stock outstanding as of March 2, 2026 was 10,654,281.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

EXPLANATORY NOTE

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

All references to common stock, options to purchase common stock, common stock share data, per share data, preferred shares and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Exchange Ratio for all periods presented, including the change from ordinary shares to common stock, unless otherwise specifically indicated or the context otherwise requires.

Unless otherwise stated or the context otherwise requires, the references in this Annual Report to the “Company,” “we,” “our,” or “us” refer to Inmagene Biopharmaceuticals together with its consolidated subsidiaries for periods prior to the Merger and to ImageneBio, Inc. together with its consolidated subsidiaries for periods following the Merger; references to “Ikena” refer to Ikena Oncology, Inc. for periods prior to the Merger; references to “Legacy Inmagene” refer to Inmagene Biopharmaceuticals together with its consolidated subsidiaries for periods prior to the Merger and references to “common stock” refer to the Company’s voting common stock (unless specific reference is made to “non-voting” common stock or the context otherwise require) for periods following the Merger and to Legacy Inmagene’s ordinary shares for periods prior to the Merger.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements in this Annual Report include, but are not limited to, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in the “Risk Factors” section, which could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

In addition, statements indicating that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we reference herein and have filed or incorporated by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
•
We rely on third parties for the manufacture of IMG-007 for preclinical and clinical development and expect to continue to do so for the foreseeable future. Our current and anticipated future dependence upon third parties for the manufacture of IMG-007 or any future product candidates increases the risk that we will not have sufficient quantities of IMG-007 or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts and could impact future profit margins;
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
•
We identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock;

v

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing therapeutics for patients with immunological, autoimmune and inflammatory diseases. Our lead asset, IMG-007, is a non-depleting anti-OX40 monoclonal antibody that binds specifically to OX40 receptor on activated T cells to block receptor binding to OX40 ligand (“OX40L”). IMG-007 is being developed to potentially treat multiple autoimmune and inflammatory diseases and disorders, with initial evaluation in atopic dermatitis (“AD”). IMG-007 includes several features that we believe are important, differentiating attributes. First, IMG-007 is receptor-targeting, rather than ligand-targeting. Second, IMG-007 is non-T cell depleting: activated T cell signaling is attenuated, however T cells are not killed and depleted. Finally, IMG-007’s half-life is approximately 5 weeks, which may allow for patient-and physician-friendly dosing schedules such as those currently being explored in our clinical program.

In our Phase 1b/2a clinical proof of concept (“POC”) trial, four-week treatment with IMG-007 resulted in marked clinical activity which was sustained up to 24 weeks based on multiple outcome measures. Results included 54% of patients achieving EASI-75 (75% reduction in eczema area and severity index) and 31% achieving EASI-90 (90% reduction in eczema area and severity index) by week 16. In addition, durable inhibition of serum inflammatory markers of diverse T helper (“Th”) cells, including Th1, Th2 and Th17 cells was observed. IMG-007 demonstrated a favorable emerging safety profile and was well-tolerated in this study and all other studies to date. Notably, no pyrexia, chills, aphthous or gastrointestinal ulcers and no serious adverse events were observed in any of the clinical studies of IMG-007 conducted to date.

OX40 signaling is thought to be important in driving the pathogenesis of a wide spectrum of immunological, autoimmune and inflammatory diseases beyond AD, including additional dermatological diseases, respiratory, gastrointestinal, and rheumatic diseases. While IMG-007 is initially being developed for the treatment of AD, we believe it has the potential to grow into a “pipeline within a product” and we may explore additional indications with IMG-007 such as alopecia areata (“AA”), asthma, rheumatoid arthritis, and hidradenitis suppurativa, among others. A multi-country Phase 2b dose-finding AD study began in 2025; a protocol amendment has been submitted to the Food and Drug Administration (“FDA”) and Health Canada to enable dosing of patients with optimized dose exposures, with additional site expansion beyond North America expected. Topline data from the Phase 2b clinical trial is expected in 2027.

Our Strategy

We are focused on developing IMG-007 as a potential best-in-class therapeutic for immunological, autoimmune and inflammatory diseases indications where high unmet needs remain for substantial populations of patients. Key elements include:

•
Continuing the advancement of the Phase 2b study of IMG-007 in AD
•
Using market insights and understanding of the current and future treatment landscape to tailor the IMG-007 clinical development program to deliver a novel therapeutic to address the needs of patients and physicians and to eventually support payor coverage and reimbursement
•
Expanding IMG-007’s application beyond AD into other indications.

IMG-007: Clinical stage anti-OX40 monoclonal antibody for immunological, autoimmune and inflammatory diseases autoimmune diseases and disorders

OX40 as an emerging molecular target for inflammatory diseases

OX40 (also known as CD134 and OX40 receptor) is a cell-surface receptor primarily expressed by activated T cells. It binds to OX40L expressed by antigen presenting cells and other immune cells mostly found in the tissue. OX40-OX40L signaling is important in T cell activation, expansion, and survival, playing an important role in the pathogenesis of various immunological, autoimmune, and inflammatory diseases.

During initial antigen recognition, professional antigen presenting cells (“APCs”) provide the OX40L signal to activate OX40-expressing T cells. The activated OX40-expressing T cells can migrate through circulation to peripheral tissues where they interact with various OX40L-expressing resident cells during the effector phase, such as B cells, NK cells, mast cells, endothelial cells, and smooth muscle cells, which results in a complex inflammatory milieu through OX40-OX40L signaling (Figure 1).

Figure 1: OX40 is a co-stimulatory receptor that amplifies tissue inflammation

The key function of OX40-OX40L signaling is to promote the expansion and prolong the survival of T cells (Figure 2). During the effector phase, activated T cells differentiate into various subtypes of T cells which include:

•
Th1, Th2, Th17 and Th22 cells which mediate Type 1, 2, and 3 inflammation;
•
Activated memory T cells, which are long-living and can provide faster and stronger immune responses upon re-exposure to antigens. Activated memory T cells are thought to be critical in driving disease chronicity; and
•
CD8+T cells which exhibit cytotoxic functions to eliminate infected or abnormal cells.

Figure 2: OX40-OX40L signaling dysregulates multiple subsets of T cells

Importantly, OX40-OX40L signaling attenuates regulatory T cells, which are protective T cells that help maintain immune tolerance and prevent autoimmunity. In addition to regulating the expansion of various T cell subtypes, OX40-OX40L signaling increases the production of proinflammatory cytokines, chemokines, alarmins, and other mediators, including those thought to sustain disease chronicity. Aberrant OX40-OX40L signaling can contribute to the development of autoimmune diseases by promoting excessive T cell activation and persistent tissue inflammation. Elevated OX40L and OX40 expressions have been observed in affected tissues across various immunological, autoimmune, and inflammatory diseases, including AD, AA, asthma and others.

Blocking OX40-OX40L signaling may restore and rebalance immune homeostasis via suppressing various effector (such as Th1, Th2, Th17, and Th22) and memory T-cells while restoring regulatory T cells (“Tregs”), potentially impeding escalation of inflammation and future disease flares. Inhibiting OX40-OX40L signaling suppresses multiple pathogenic pathways, allowing for the potential to treat a diverse range of clinical phenotypes of AD and other indications. The currently available biologic treatments primarily target the Th2 pathway, but AD is a heterogenous disease also driven by multiple other pathways, including Th1, Th17 and Th22 pathways. Despite the approval of DUPIXENT® (dupilumab), which inhibits the Th2 pathway, approximately 35% of patients treated with dupilumab are reported to be refractory or discontinue treatment due to adverse reactions, such as conjunctivitis, dry eyes, and dupilumab facial dermatitis.

In addition, inhibiting OX40-OX40L signaling using antagonistic monoclonal antibodies (“mAbs”) targeting OX40 or OX40L have shown, in early phase clinical trials, sustained clinical activity in some patients, lasting for months even after treatment cessation. Such results suggest a potential for disease modifying activity in addition to control of signs and symptoms with such agents. If successful, this OX40-directed treatment approach could have several potential advantages over the currently available biologic treatments, such as DUPIXENT® used to treat AD patients. For example, an OX40 antagonist like IMG-007 could be well-suited to treat a diverse range of clinical phenotypes, and/or be dosed less frequently at initiation of treatment and also in long-term maintenance treatment.

About Atopic Dermatitis

AD is the most common subtype of eczema that affects individuals of all ages, races and geographies, including 10-20% of children and 3% of adults worldwide. The prevalence of AD in adults in the U.S. is estimated to be approximately 7.3%, or approximately 19.3 million patients in 2025. Across the UK and Europe, prevalence is estimated at approximately 4.4%, or approximately 25 million AD adult patients in 2025. Approximately 35% of all AD patients have moderate-to-severe disease, eligible for biologic treatment.

AD usually begins in early childhood. The cardinal skin features of AD are intense itch and localized or disseminated erythema (skin redness) and induration/papulation (raised rash) that may be accompanied by excoriations (scratch marks), erosions (skin wound), or skin oozing. An itch scratch cycle is established which leads to aggravated and chronic lesions with lichenification (skin thickening with exaggerated skin lines) and dry scales. At a given time, all types of skin lesions can coexist. Most AD patients have a comorbidity or prior history of atopic inflammatory conditions, such as asthma and food allergies. AD is also associated with a spectrum of non-inflammatory comorbidities, such as vitiligo, cardiovascular and psychiatric disorders.

The etiologies of AD include epidermal barrier defects as well as dysregulation of the innate and adaptive immune systems, which result in a series of inflammatory responses involving complex cytokines and chemokines. Activated effector T cells are central to the acute and chronic inflammation in AD, including Th1, Th2, Th17 and Th22 cells and effector memory T cells. In addition, regulatory T cells are downregulated in AD lesions. These diverse subsets of T cells are all OX40 expressing cells, which would allow the OX40-OX40L antagonist class to target a broader range of pathways implicated in pathophysiology of AD as compared to primarily Th2-targeting therapies currently approved for patients.

Current atopic dermatitis treatment and development landscape

AD is currently managed through symptom control and flare prevention. Topical agents, such as corticosteroids and calcineurin inhibitors, are the pharmacological agents mostly commonly utilized for the management of mild-to-moderate AD. Many AD patients, especially those with moderate-to-severe AD, fail to show adequate clinical responses to topical agents or develop skin side effects that limit their further use.

Phototherapy, such as that with broadband ultra-violet (“UV”), narrow-band UVB, or UVA1, is a treatment option in adult or adolescent patients. However, modest efficacy, the need for multiple office visits, and potential long-term safety concerns associated with UV exposure limit the overall use of phototherapy and its use in younger patients.

Biologics can be used in moderate-to-severe AD patients, including in both adults and children. The global AD biologics market was estimated to be approximately $15 billion in 2025 and is growing year-over-year (compound annual growth rate (CAGR) estimated 10-15%). However, only 15% of biologics-eligible patients in the US are estimated to be receiving treatment with such a therapy. Several mAbs have been approved by the FDA for the treatment of moderate-to-severe AD, including DUPIXENT® (dupilumab), ADBRY®(tralokinumab-ldrm), EBGLYSS™ (lebrikizumab-lbkz) and NEMLUVIO® (nemolizumab-ilto). Beyond biologic agents, oral JAK inhibitors are also approved which include CIBINQO® (abrocitinib), RINVOQ® (upadacitinib) and, OLUMIANT® (baricitinib, ex-US. JAK inhibitors, however, have significant safety concerns (carrying black box warnings) and require routine safety monitoring.

Given the relatively high prevalence of moderate-to-severe AD and unmet medical need for additional options for patients, interest in novel therapies is high and a range of therapies are currently in development. Both increases in the percentage of patients treated with a biologic and the anticipated approval of new classes of biologics are expected to contribute to market growth of biologics in AD.

Rationale for targeting OX40-OX40L signaling for the treatment of AD

Dysregulated T cells, including Th1, Th2, Th17, Th22, effector memory T cells, and regulatory T cells, all of which express OX40, are key drivers of AD pathogenesis. The expression of OX40 by circulating activated skin-homing CD4+ T cells is increased in AD patients, and OX40+ and OX40L+ cells are co-located within the dermis, indicating local activity of OX40-OX40L signaling.

Blocking OX40-OX40L signaling is theorized to have two possible advantages over agents blocking the Th2 pathway alone by having the potential:

•
To address more diverse clinical phenotypes by blocking not only Th2, but also Th1, Th17, Th22, and activated memory T cells, and help restore regulatory T cells (Table 1).
•
To be disease-modifying, durably reducing disease activity to a low level or even possibly inducing remission in some patients by influencing immune system memory. Such effects could allow for less frequent dosing or possibly treatment-free intervals for patients. This disease-modifying potential contrasts with approved targeted therapeutics for AD, which act upon AD disease signs and symptoms alone.

Table 1: Potential advantages of blocking OX40-OX40L signaling versus blocking Th2 signaling only

Monoclonal antibodies blocking OX40-OX40L signaling are emerging biologics targeting broad pathways for the potential treatment of moderate-to-severe AD. Investigational anti-OX40 (e.g., rocatinlimab) or anti- OX40L (e.g., amlitelimab) mAbs have shown durable clinical activity in some patients even after treatment discontinuation.

IMG-007 potently and specifically blocks OX40-OX40L signaling

IMG-007 is a novel, non-depleting anti-OX40 IgG1mAb bioengineered to abolish ADCC (Figure 3). IMG-007 has been designed to specifically bind to OX40 receptor and block the interaction between OX40 and OX40L, thereby blocking OX40-OX40L signaling.

In designing IMG-007, the Fc domain was engineered to silence the antibody-dependent cellular cytotoxicity (“ADCC”) function. ADCC is a cytotoxic effector mechanism by which an antibody binds to and kills its antigen expressing cells through engaging its Fc region with immune effector cells, primarily natural killer (“NK”) cells. The silenced ADCC function in IMG-007 enables binding to OX40 on activated T cells without killing (depleting) these T cells. A non-depleting OX40 antibody like IMG- 007 could help minimize potential safety and tolerability issues seen with other agents that are believed to result from ADCC and/or T cell depletion. Examples of these include symptoms of pyrexia, chills, or aphthous or gastrointestinal ulcers.

Figure 3: Schematic structure of IMG-007

Data supporting the differentiation of IMG-007 that we believe is a result of this engineering and its application in atopic dermatitis follows in this section. We have a robust collection of preclinical and clinical data. Our portfolio of preclinical studies of IMG-007 include:

•
The kinetics of IMG-007 binding to human OX40 were evaluated using surface plasmon resonance (“SPR”) on a Biacore 8K (Cytiva), demonstrating high-affinity binding (KD ~1.79 nM)
•
IMG-007’s binding capacity to OX40 and other tumor necrosis factor receptor superfamily (“TNFRSF”) members were evaluated by an enzyme linked immunosorbent assay (“ELISA”); the results demonstrate high specificity of IMG-007 for OX40, with no measurable off-target binding to other TNFRSF members relative to the isotype control.
•
IMG-007’s effect on OX40-OX40L interactions was assessed by ELISA. The inhibitory effect of IMG-007 on OX40L-induced NFkB activation in HEK293-OX40-Luc reporter cells was also measured. IMG-007 inhibited, in a dose-dependent manner, OX40-OX40L protein-protein interactions (Figure 4) and OX40L-induced NFkB activation in HEK293-OX40-Luc cells in vitro (Figure 5). In these assays, IMG-007 demonstrated greater potency in inhibiting OX40–OX40L interactions compared with the reference antibody, an analogue of telazorlimab. Notably, telazorlimab is a non–Fc-engineered IgG1 anti-OX40 monoclonal antibody that was previously evaluated in patients with moderate-to-severe AD.

.

Figure 4: IMG-007 inhibited OX40-OX40L protein-protein interaction

IMG-007
GBR 830
Isotype
% Inhibition of OX40-OX40L interaction
100
80
60
40
20
0
-20
0.01
0.1
1.0
10
Antibody concentration (μg/mL)

Figure 5: IMG-007 inhibited OX40L-induced NFB activation in HEK293-OX40-Luc cells

The acute xeno-GvHD model in NCG mice is a preclinical model which is relevant to immune-modulated, T cell driven diseases. We employed this model to evaluate the in vivo activity of IMG-007 on the disease activity and inhibitory effect on human T cell reconstitution and activation. In this study, IMG-007 demonstrated improvements in animal survival time (Figure 6A), body weight (Figure 6B), and clinical symptoms (Figure 6C) by suppressing T cell reconstitution (Figure 6D) and activation (Figure 6E) in vivo.

Figure 6. IMG-007 exhibited protective effect in an acute xeno-GvHD mouse model

A-C. Animal survival time (A), body weight (B) and clinical GvHD symptoms (C) in the modeled acute xeno- GvHD mice. D-E. Human CD45+ cells (mainly T cell) reconstitution (D) and human IFN level (E) in the blood of the modeled acute xeno-GvHD mice. N = 6 per group. Data are presented as mean ± SD in B and C, mean ± SEM in D and E.

TBI = total body irradiate, MST = medium survival time, ** p < 0.01 vs. TBI + hPBMC + Isotype group analyzed by Log-rank test in A and unpaired t test in D.

IMG-007 has been designed to silence the ADCC function to improve tolerability. We have conducted several studies to confirm that IMG-007’s ADCC function has been silenced as designed. IMG-007 exhibited minimal binding to Fcγ receptors in vitro and did not induce cytokine release in preclinical studies designed to assess potential agonistic effects.

IMG-007’s ADCC effects were evaluated by measuring the cytotoxicity to HEK293T-Luc-OX40 cells by fluorescence-activated cell sorting. A non-OX40 targeting antibody with identical Fc portion to IMG-007 was included as an isotype (negative) control. The study results showed that IMG-007 did not induce any ADCC up to the highest concentration tested (20 μg/mL), whereas the GRB 830 (a wild type IgG1 which is ADCC competent) analogue exhibited dose-related ADCC effects (Figure 7).

Figure 7: IMG-007 did not exhibit T cell cytotoxicity in vitro

An SPR assay was performed to test the binding affinities of IMG-007 to the recombinant human Fc gamma receptors (“FcgRs”). IMG-007 demonstrated minimal binding to FcγRIIA, FcγRIIIA, FcγRIIB/C, and FcγRIIIB, while binding to FcγRI was approximately 64-fold lower than that of the non–Fc-silenced version of IMG-007. Importantly, the Fc modification did not affect FcRn binding, indicating preserved recycling capacity and that the N297A engineering achieved the intended reduction in Fcγ receptor interactions (Figure 8). Results are shown as sensorgrams using the appropriate kinetic model; response unit (Y-axis) proportionally increases with the concentrations (shown in colors) indicates specific binding as shown for FcgRI.

Figure 8: IMG-007 exhibited minimal binding to Fc receptors

The effect of IMG-007 on inducing cytokine release was tested in an in vitro system by using human peripheral blood mononuclear cells (“PBMCs”) from ten healthy human donors. Recovered PBMC were treated with three concentrations (5 nM, 100 nM, and 2000 nM) of the test article for six and 48 hours under both solid phase format (coating antibody on plate) and a solution format (soluble antibody in buffer). Test articles included IMG-007, isotype (a non-OX40 targeting antibody with identical Fc portion to IMG 007) as a negative control, a GBR 830 analogue as a reference, and OKT3 (an anti-CD3 targeting antibody which stimulates T-cells) as a positive control. The culture supernatants were collected and measured for levels of ten proinflammatory cytokines including IFN-, IL-1ß, IL-2, IL-4, IL 6, IL-8, IL-10, IL-12p70, IL-13, and TNF-.

As shown in Figure 9A (solid format) and Figure 9B (solution format), cells treated with the positive control OKT3 showed a high level of cytokine release versus low level for the isotype negative control, which reflected the basal level of these cytokines in the test system. IMG-007 showed a comparable level of cytokine release as the isotype negative control. The GBR 830 analogue exhibited some degree of dose dependent release of cytokine, which may represent a basal level of ADCC due to wild-type IgG1 antibody. The absence of cytokine release from IMG-007 treatment may be due to the Fc modifications in IMG-007 intended to abolish Fc effector function.

Figure 9: IMG-007 did not induce cytokine release in vitro

A: Cytokine release assay using a solid phase format from PBMCs of ten healthy human donors

B: Cytokine release assay using a solution format from PBMCs of ten healthy human donors

Results are shown as heat maps where the colors represent the percentile value of cytokine levels: high level in red and lower level in blue.

Pharmacokinetics in humans

IMG-007 has an extended half-life of approximately 31 days in IV formulation and approximately 34.7 days in subcutaneous formulation.

In the Phase 1 single IV dose study of IMG-007 (Study 1), a total of 30 participants received a single IV dose of IMG-007, ranging from 1 to 600 mg. IMG-007 exhibited target-mediated drug disposition with non-linear PK at lower doses (≤ 30 mg) and linear PK at higher doses (100 mg to 600 mg) (Figure 10). Clearance was higher at lower doses but approached a constant value of 0.107 to 0.166 L/day at higher doses. A single dose of IMG-007 at projected therapeutic dose levels of 300 to 600 mg maintained the projected target level (1.2 μg/ml) needed for blocking OX40-OX40L signaling in circulation for the entire follow-up period of 18 weeks. At projected therapeutic dose levels (300-600 mg), IMG-007 IV demonstrated a mean terminal half-life of 31 days.

Figure 10: Serum concentration vs time profile of IMG-007 following single IV Dose (Semi-log Scale)

Based on data from a Phase 1 study in healthy adults. N=2 for dose groups 1-10 mg, N=6 for dose groups 30-600 mg. The data show Mean ± Standard Deviation. EC90: The 90% maximal effective concentration for the inhibition of OX40-OX40L signaling is ~1.2 ug/mL based on in-vitro assays.

In the Phase 1 single SC dose study of IMG-007 (Study 2), a total of 16 adult healthy participants were enrolled, of whom 12 received a single SC dose of IMG-007 (150 mg or 600 mg). Serum concentrations were maintained above the projected target level (1.2 μg/ml) needed for blocking OX40-OX40L signaling in circulation for the entire follow-up period of 18 weeks (Figure 11). A single SC dose of 600 mg IMG-007 has demonstrated a mean terminal half-life of 34.7 days.

Figure 11: Concentration-time profile of a single SC dose of IMG-007

Based on data from a Phase 1 study in healthy adults. N=6 in each dose group. The data show Mean ± Standard Deviation 1. EC90: The 90% maximal effective concentration for the inhibition of OX40-OX40L signaling is ~1.2 ug/mL based on in-vitro assays.

IMG-007 Clinical development

In addition to our ongoing Phase 2b dose finding study of IMG-007 in patients with moderate-to-severe AD, we have performed four clinical trials with IMG-007:

•
Study 1 was a Phase 1 randomized, double-blind, placebo-controlled, single ascending dose study to assess the safety and pharmacokinetic (“PK”) profile of IMG-007 IV in healthy participants. The primary objective was to evaluate the safety and tolerability of single IV doses of IMG-007 in healthy participants as measured by treatment emergent adverse events (“TEAEs”), safety laboratory, vital sign, physical examination and electrocardiogram (“ECG”) parameters. The key secondary objective was to characterize the PK properties of a single dose of IMG-007 in healthy participants as measured by serum concentration profile and PK parameters. This study was conducted in Australia. In the study, 30 participants received a single IV infusion, ranging from 1 mg to 600 mg, and 14 participants received placebo. Participants were followed up for up to 18 weeks.
•
Study 2 was a Phase 1 randomized, double-blind, placebo-controlled, single ascending dose study to assess the safety and PK profile of IMG-007 SC in healthy participants. The primary objective was to evaluate the safety and tolerability of single SC doses of IMG-007 in healthy participants as measured by TEAEs, safety laboratory, vital sign, physical examination and ECG parameters. The key secondary objective was to characterize the PK properties of a single dose of IMG-007 in healthy participants as measured by serum concentration profile and PK parameters. This study was conducted in Australia. In the study, 16 participants received a single SC injection of 150 mg or 600 mg, and four participants received placebo. Participants were followed up for up to 18 weeks.
•
Study 3 was a Phase 1b/2a study to evaluate the safety, PK, efficacy and PD effect of multiple IV doses of IMG-007 in adult participants with moderate-to-severe AD. The primary objective was to evaluate the safety and tolerability of multiple IV doses of IMG-007 in adult participants with moderate-to-severe AD as measured by TEAEs, safety laboratory, vital sign, physical examination and ECG parameters. The key secondary objective was to assess clinical activity as measured by EASI at Week 12. Further evaluations of clinical activity included improvements of EASI, objective Scoring of Atopic Dermatitis (“O-SCORAD”) and Body Surface Area (“BSA”) scores by study visit up to Week 24. A total of 13 participants were enrolled from six centers in the U.S. and Canada. Participants received up to three IV infusions of 300 mg over four weeks and were followed up for up to 24 weeks.
•
Study 4 was a Phase 1b/2a study to evaluate the safety, PK, efficacy and PD effect of multiple IV doses of IMG-007 in adult participants with severe AA. The primary objective was to evaluate the safety and tolerability of multiple IV doses of IMG-007 in adult participants with severe AA as measured by TEAEs, safety laboratory, vital sign, physical examination and ECG parameters. The key secondary objective was to assess clinical activity as measured by the Severity of Alopecia Tool (“SALT”) at Week 16. Further evaluations of clinical activity included improvements of SALT score by study visit up to Week 36. The SALT score is a validated composite scoring system assessed by the investigator based on the percentage of terminal hair loss in each of the four scalp areas (top, back, right and left). The SALT score ranges from 0 to 100, with higher scores indicating more severe hair loss. A total of 29 participants were enrolled from 11 centers in the U.S. and Canada. Among the 29 enrolled, six participants received up to three IV infusions of 300 mg over four weeks (Cohort 1) and 23 patients received up to three IV infusions of 600 mg over four weeks (Cohort 2). Participants were followed up to Week 24. Sixteen patients in Cohort 2 also participated in an optional extended follow-up period up to Week 36.

Safety and tolerability

Including in the ongoing Phase 2b study in atopic dermatitis, over 150 subjects have participated in IMG-007 clinical trials. Based on the cumulative safety data so far, IMG-007 has been generally well-tolerated. There have been no reports of pyrexia or chills, or aphthous or gastrointestinal ulcers, and no evidence of hypersensitivity reactions, which may be due to the silenced ADCC function in IMG-007, in these early studies. Pyrexia and chills are common symptoms of cytokine releases due to cytotoxicity. Additionally, there have been no known cases or signs of malignancies, including Kaposi sarcoma, in any IMG-007 treated subjects or patients to date.

A blinded safety review of the ongoing ADAPTIVE trial was conducted in March 2026. A total of two serious adverse events, both deemed unrelated to IMG-007, were reported. Consistent with previous studies, no cases of drug administration associated pyrexia, or chills, aphthous or gastrointestinal ulcers, serious infections or malignancies have been observed with IMG-007 treatment, including no cases of Kaposi’s sarcoma. Moreover, across all IMG-007 studies using the subcutaneous formulation, as of March 8, 2026 the rate of injection site reactions has been less than 0.10% with all reported events being mild and transitory.

A review of the safety and tolerability results in the four previously completed IMG-007 studies is described below.

In the Phase 1 single IV dose study (Study 1), a total of 33 of 44 (77.3%) participants reported at least one TEAE, including 73.3% participants in the combined IMG-007 group and 85.7% participants in the placebo group. No SAEs were reported. All TEAEs were mild or moderate. There were no reports of pyrexia or chills. The TEAEs by preferred term (“PT”) occurring in two or more participants in the combined IMG-007 group versus the placebo group are presented in Table 2. There were no TEAEs occurring more frequently in IMG-007 than the placebo group, except for isolated COVID-19 cases (16.7% in the IMG-007 versus 0% in the placebo group) with no dose-related trend or clinically significant changes in levels of total leukocytes or lymphocytes among participants who contracted COVID-19. It was observed that 64.3% of participants in the placebo group versus 46.7% of participants in the IMG-007 group had a prior history of COVID-19. Separately, there were no increased incidences of other infection types observed in the IMG-007 groups compared to the placebo group. There were no clinically significant trends over time in the safety laboratory results, vital signs, physical examination, or ECG findings in the IMG-007 versus the placebo group.

Table 2: TEAEs occurring in two or more participants (Study 1)

	Placebo	All IMG-007	Total
	(N=14)	(N=30)	(N=44)
Preferred Term (PT)	n (%)	n (%)	n (%)
Dermatitis contact	3 (21.4)	6 (20.0)	9 (20.5)
COVID-19	0 (0.0)	5 (16.7)	5 (11.4)
Headache	4 (28.6)	3 (10.0)	7 (15.9)
Myalgia	1 (7.1)	2 (6.7)	3 (6.8)
Upper respiratory tract infection	1 (7.1)	2 (6.7)	3 (6.8)

In this study, cytokine (TNF-, IL-6, IFN-) test was collected at six hours, Days two, four, six and eight post doses. Overall, there were no meaningful differences in the mean cytokine levels between the IMG-007 and placebo group.

In the Phase 1 single SC dose study (Study 2), 16 participants received a single SC injection of IMG-007, 150 mg or 600 mg, and four participants received placebo. In total, 93.8% participants reported at least one TEAE, including 91.7% participants in the combined IMG-007 group and 100% of participants in the placebo group. There were no SAEs. All TEAEs were mild or moderate except for one participant in the 150 mg group who had a TEAE of Grade 3 (severe) “liver function test abnormal” according to common terminology criteria for adverse events Version 5.0, in the absence of a concurrent increase in total bilirubin or any clinical symptoms. Injection site reactions (“ISRs”), including injection site erythema, pain and pruritus, were the most commonly reported AEs and occurred more frequently in the placebo group (75%) than the IMG-007 group (25%). All reported ISRs were mild. Other than ISRs, TEAEs by PT that occurred in two or more participants in the combined IMG-007 group versus the placebo group are presented in Table 3. There were no TEAEs occurring more frequently in IMG-007 than the placebo group, except for TEAEs of acne and pruritus, which showed no dose related trend. No clinically significant trends over time in the safety laboratory results, vital signs, physical examination, or ECG findings in the IMG-007 versus the placebo group were observed.

Table 3: TEAEs occurring in two or more participants (Study 2)

	Placebo	All IMG-007	Total
	(N=4)	(N=12)	(N=16)
Preferred Term (PT)	n (%)	n (%)	n (%)
Headache	3 (75.0)	4 (33.3)	7 (43.8)
Upper respiratory tract infection	1 (25.0)	3 (25.0)	4 (25.0)
Acne	0 (0.0)	3 (25.0)	3 (18.8)
Back pain	1 (25.0)	2 (16.7)	3 (18.8)
Pruritus	0 (0.0)	2 (16.7)	2 (12.5)
Respiratory tract infection	1 (25.0)	1 (8.3)	2 (12.5)

In the Phase 1b/2a multiple dose study (Study 3) in participants with AD who received up to three IV doses of IMG-007 300 mg over four weeks, nine of 13 (69.2%) participants reported at least one TEAE. There were no SAEs. All TEAEs were mild or moderate except for one severe AE of AD flare (PT of dermatitis atopic) in a participant with erythrodermic AD. TEAEs by PT occurring in at least two participants were dermatitis atopic (four of 13 (30.8%) participants), urticaria (two of 13 (15.4%) participants), and hypertension (two of 13 (15.4%) participants). There were no clinically significant trends over time in the safety laboratory results, vital signs, physical examination, or ECG findings in the IMG-007 versus the placebo group.

The Phase 1b/2a multiple dose study in AA (Study 4) enrolled a total of 29 participants, among which six participants received up to three IV infusions of IMG-007 300 mg over four weeks and 23 patients received up to three IV infusions of IMG-007 600 mg over four weeks. Twenty-two of 29 enrolled participants (75.9%) reported at least one TEAE, including three of six participants (50.0%) in the IMG-007 300 mg group and 19 of 23 participants (82.6%) in the 600 mg group. No SAEs were reported in any treatment group. All TEAEs were of mild or moderate intensity. TEAEs by PT occurring in at least two participants in any treatment group were headache (four (13.8%)), hypertension (two (6.9%)), nasopharyngitis (three (10.3%)), and streptococcal infection (two (6.9%)). There were no clinically significant trends over time in safety laboratory results, vital signs, physical examinations, or ECG findings.

IMG-007 clinical activity in atopic dermatitis

IMG-007 showed early signs of durable clinical activity in adults with moderate-to-severe AD in our Phase 1b/2a POC study. The open-label Phase 1b/2a study (Study 3) evaluated the safety, PK and efficacy of multiple IV doses of IMG-007 in adults with moderate-to-severe AD. A total of 13 participants were enrolled from six centers in the U.S. and Canada. Baseline key disease characteristics included mean EASI score of 29.5, mean BSA of 52.0%, and 61.5% of patients had Investigator’s Global Assessments (“IGA”) score of 3 (moderate) and 38.5% had IGA score of 4 (severe).

Administration of three doses of IMG-007 at week zero, two, and four resulted in rapid disease symptom improvement which was maintained after the last dose at week four as measured by percent changes in the EASI score (Figure 12a), O-SCORAD (Figure 12b) and BSA scores (Figure 12c). At Week 20, mean percent change from baseline in EASI score was 87% and at Week 24 74%. The proportion of participants who achieved ≥ 75% reduction from baseline in EASI (“EASI-75”) or ≥ 90% reduction from baseline in EASI (“EASI-90”) is presented in Figure 13. 54% of patients achieved EASI-75 by Week 16 and maintained at Week 20.

Figure 12a: Percent (%) change from baseline in EASI over time in IMG-007 Phase 1b/2a study in adults with moderate-to-severe AD

Figure 12b: Percent (%) change from baseline in O-SCORAD over time in IMG-007 Phase 1b/2a study in adults with moderate-to-severe AD

Figure 12c: Percent (%) change from baseline in BSA over time in IMG-007 Phase 1b/2a study in adults with moderate-to-severe AD

The above charts show Mean ± Standard Error. N=13. Mixed-effect model with repeated measures (MMRM) were utilized for the analysis. EASI: Eczema Area and Severity Index; EASI is a composite scoring system used in clinical trials to measure the extent (area) and severity of atopic eczema (dermatitis). SCORAD: SCORing Atopic Dermatitis; O-SCOARD: Objective SCOARD. SCORAD and O-SCORAD are composite scoring systems used in clinical trials to measure the extent and severity of AD. BSA: Body Surface Area; BSA is a tool used in clinical trials to measure the extent of AD. Source: Company data on file. Shen Y et al. Revolutionizing Atopic Dermatitis (RAD) annual conference 2024; Shen Y et al, the European Academy of Dermatology and Venereology (EADV) annual conference 2024.

Figure 13: Proportion of participants who achieved EASI-75 or EASI-90 response in IMG-007 Phase 1b/2a study in adults with moderate-to-severe AD

N=13; Patients who received rescue therapies were counted as “non-responders.” Last observation carried forward (LOCF) imputation was used for missing data, except for missing data that arises following study discontinuation with reason ‘lack of efficacy’ (none in the study).

IMG-007 has also demonstrated marked and durable inhibition of inflammatory biomarkers in adults with moderate-to-severe AD in a Phase 1b/2a trial. In the IMG-007 Phase 1b/2a study, durable inhibitions of serum inflammatory markers of diverse Th cells, including Th1, Th2 and Th17 cells, were observed for up to 24 weeks (Figure 14).

Figure 14: Th1, Th2, Th17 biomarkers were reduced to healthy ranges by IMG-007 treatment in Phase 1b/2a POC study

AD: Atopic dermatitis

Two-way ANOVA with Dunnett’s multiple comparisons test; SEM: standard error of the mean

n numbers at baseline, wk16, and 24 were 13, 6 and 6, respectively

Post-systemic rescue treatment results were censored from the analysis

The observed clinical activity and biomarker data that resulted from a short 4-week treatment, as well as the generally well-tolerated profile, suggest that the ADCC silencing of IMG-007 has retained the desired biological activity of OX40 blockade while improving the tolerability.

Ongoing IMG-007 Phase 2b AD study

We have initiated a Phase 2b dose-finding study (the ADAPTIVE trial) evaluating the efficacy and safety of various monotherapy dose regimens of IMG-007 SC formulation in adult participants with active moderate-to-severe AD who have had inadequate response to and/or who are intolerant of topical AD therapy, inclusive of patients who have received advanced systemic therapies, such as biologics and JAK inhibitors. A protocol amendment has been submitted to the FDA that expands the range of therapeutic exposures being evaluated in the context of this dose-finding study.

The study is intended to establish Phase 3 dosing with a primary objective of evaluating the effect of different dose regimens of IMG-007, compared to placebo, on disease activity, as measured by percent change in EASI from baseline. Secondary and exploratory objectives include further evaluating the safety profile and PK profiles of different regimens of IMG-007, as well as evaluating the effect of different dose regimens of IMG-007, compared to placebo, on disease activity, as measured by EASI scores, vIGA-AD scale in AD participants, and other measures. Topline data from the Phase 2b clinical trial is expected in 2027.

IMG-007 potential expansion into additional indications

Since OX40-OX40L signaling is important in the pathogenesis of a spectrum of autoimmune and inflammatory diseases, IMG-007 has the potential to treat not only AD, but also other inflammatory diseases, such as AA, asthma, rheumatoid arthritis, hidradenitis suppurativa, and other immune and inflammatory indications.

Alopecia Areata

AA is an autoimmune disease characterized by hair loss involving the scalp, face, and/or body. Approximately 2% of the human population have the risk of the disease during their lifetime, most commonly starting before the age of 30.

The typical lesion is a non-scarring, hairless, circular patch on the scalp, evolving to multiple patches, but extensive forms can progress to a total loss of scalp or body hair.

Table 4: On-label clinical safety of FDA approved JAK inhibitors for the treatment of severe AA

	OLUMIANT® (Baricitinib)[1]	LITFULO® (Ritlecitinib)[2]	LEQSELVI® (Deuroxolitinib)[3]

Adverse reactions reported in clinical trials (≥1%)

Upper respiratory tract infections, headache, acne, hyperlipidemia, creatine phosphokinase increase, urinary tract infection, liver enzyme elevations, folliculitis, fatigue, lower respiratory tract infections, nausea, genital Candida infections, anemia, neutropenia, abdominal pain, herpes zoster, and weight increase

Headache, diarrhea, acne, rash, urticaria, folliculitis, pyrexia, atopic dermatitis, dizziness, blood creatine phosphokinase increased, herpes zoster, red blood cell count decreased, and stomatitis

Headache, acne, nasopharyngitis, blood creatine phosphokinase increased, hyperlipidemia, fatigue, weight increased, lymphopenia, thrombocytosis, anemia, skin and soft tissue infections, neutropenia, and herpes.

Boxed Warning	Serious infections, mortality, malignancy, major adverse cardiovascular events (MACE), and thrombosis	Serious infections, mortality, malignancy, major adverse cardiovascular events (MACE), and thrombosis	Serious infections, mortality, malignancy, major adverse cardiovascular events (MACE), and thrombosis.

1. OLUMIANT Prescribing information. 2. LITFULO Prescribing information. 3. LEQSELVI Prescribing information.

There remains a significant unmet need for safe and effective novel targeted systemic therapies for long-term treatment of AA. Currently, there are no biologics approved for the treatment of AA. IMG-007 is the first anti-OX40-OX40L mAb that has been evaluated in a clinical trial for the treatment of AA.

IMG-007 clinical activity in alopecia areata

Our Phase 1b/2a POC study in AA (Study 4) evaluated the safety, PK and efficacy of IV doses of IMG-007 in adults with severe AA. A total of 29 patients were enrolled from 11 centers in the U.S. and Canada, including 6 patients in Cohort 1 who received up to three IV doses of 300 mg over four weeks (Baseline, Week 2 and 4) and 23 patients in Cohort 2 who received up to three IV doses of 600 mg over four weeks. Patients were followed up to Week 24. Sixteen patients in Cohort 2 also participated in an optional extended follow-up period up to Week 36.

Key disease characteristics at baseline included a mean duration of current AA episode of 3.0 years and a mean SALT score of 80.4. Nine of 29 (31%) enrolled patients had baseline SALT scores of 95 or greater.

A 4-week treatment with IMG-007 resulted in a dose-related clinical activity of hair regrowth. Patients in Cohort 1 did not show a meaningful reduction from baseline (a mean of 1.1%) in SALT score at Week 24.

Patients in Cohort 2 showed a mean reduction from baseline in SALT score of 14.3% at Week 24 and 21.7% at Week 36, continued to improve beyond Week 36 without plateau, approximately eight months after the last dose. At Week 36, 25% of patients in Cohort 2 achieved 30% or greater reduction from baseline in SALT score (“SALT30”). A preliminary clinical activity signal was observed in Cohort 2. Further, in Cohort 2, patients who had a baseline SALT score of 50 to less than 95 showed a 30% mean change in SALT score at week 36.

Figure 15: Improvement in SALT score after 4-week treatment with IMG-007 in Phase 1b/2a study in adults with severe AA

All assessments after the start date of prohibited medication were set to missing. All the collected data available after treatment discontinuation were included in the analysis.

Non-responder imputation was performed for all scheduled visits following patient discontinuation from the study with the reason “lack of efficacy”.

LOCF approach was used for all missing visits, except for missing data that arises following study discontinuation with reason “lack of efficacy”.

The number of participants in the 600 mg group was 23 at weeks 16 and 24, and 16 at week 36.

Figure 16: Select patients in the 600mg dose Cohort showed marked hair regrowth in photographic data

In addition, IMG-007 treatment showed marked and durable inhibition of inflammatory markers in adults with severe AA in a Phase 1b/2a trial. In the Phase 1b/2a AA study, scalp biopsy samples were collected at Baseline and Week 16 for the evaluation of inflammatory biomarkers. At baseline, patients showed activations of inflammatory markers of Th1, Th2, and CD8+ T cells in the AA lesional scalp, compared to the non-lesional scalp. A four-week treatment with three doses of 600 mg IMG-007 resulted in a marked inhibition of inflammatory markers of Th1, Th2 and CD8+ T cells at Week 16, approximately three months after the last dose (Figure 17).

Figure 17: Inhibition of inflammatory markers of Th1, Th2 and CD8+ T cells in the scalp after 4-week treatment with IMG-007 (Cohort 2) in adult AA patients in Phase 2a POC study

1. Kim M, et al. Allergy, 2024, 79(12): 3401-3414; Guttman-Yassky E, et al. JACI, 2022, 149(4): 1318-1328; Fuentes‐Duculan J, et al. Experimental Dermatology, 2016, 25(4): 282-286.

2. Data from 4 participants who used prohibited medications have been censored (after the start of the prohibited use).

* p<0.05, ** p<0.01, unpaired T-test; SEM: standard error of the mean

For lesional scalp expression results (600mg), Ns at Baseline and wk16 were 23 and 17, respectively. Non-lesional scalp gene expression levels were measured in the corresponding non-lesional tissues, n=14.

Bulk RNAseq was used to measure gene expression levels in Th1 (CXCL9, CXCL10, CXCL11, CXCR3, IFNG, IL12RB1, CCL3, CCL4), Th2 (IL13, CCL13, CCL26, CCL17, IL4, CCL19, CCL8, CCL2, OSM, IL13RA2) and CD8+ T cells (GZMB, GZMA, CD8A, PRF1, KLRC1, CCL5, CXCR6)

Competition

The biotechnology and biopharmaceutical industries are characterized by continuing technological advancement and significant competition. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of the companies with which we are currently competing or will compete against in the future have significantly greater resources than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, clinical and management personnel, establishing clinical trial sites, patient enrollment for clinical trials as well as in acquiring technologies complementary to, or necessary for, our programs. Key competitive factors affecting the success of all our product candidates that we develop, if approved, are likely to be efficacy, safety, convenience, presentation, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

There are several approved products for moderate-to-severe AD, such as DUPIXENT® (dupilumab), an IL-4Ra mAb marketed by Sanofi/Regeneron, ADBRY® (tralokinumab-ldrm), an IL-13 mAb marketed by Leo Pharmaceuticals, and EBGLYSS™ (lebrikizumab-lbkz), an IL-13 mAb marketed by Eli Lilly and NEMLUVIO® (nemolizumab-ilto), an IL-31 mAb marketed by Galderma Laboratories, L.P. There are several approved treatments that target JAK1 and/or JAK2 to treat AD, including CIBINQO® (abrocitinib) marketed by Pfizer, RINVOQ® (upadacitinib) marketed by AbbVie and OLUMIANT® (baricitinib) marketed by Eli Lilly. These approved products have all demonstrated clinically significant efficacy results, but unmet need remains, with only an estimated 15% of moderate to severe patients receiving advanced therapy.

With the wide unmet need in AD and other inflammatory diseases, the development landscape is rich with mechanisms being explored as systemic therapies, including OX40, additional IL-13, IL-4Rα, IL-2, PEGylated IL-2, STAT6, ITK, TSLP, IRAK4, IL-31, and bispecific antibodies of these various targets. We believe competitors in development outside of the OX40-OX40L targeting field include, but are not limited to: rezpegaldesleukin (PEGylated IL-2 being developed by Nektar Therapeutics), zumilokibart (IL-13 antibody, APG777 being developed by Apogee Therapeutics), KT-621 (oral STAT6 inhibitor being developed by Kymera Therapeutics), bosakiutag (ATI-045, a TSLP mAb being developed by Aclaris Therapeutics), ATI-2138 (ITK/JAK3 inhibitor being developed by Aclaris

Therapeutics), soquelitinib (ITK inhibitor being developed by Corvus Pharma), the multi-specific antibody (IL-13 and IL-17) being developed by UCB Pharma, and others.

The most advanced OX40-O40L targeting agent in development is amlitelimab (Sanofi), an anti-OX40L mAb.

In addition, there are several other OX40/OX40L targeting agents in the pipelines of various companies. These include monotherapies, free- or fixed-dose combinations of multiple antibodies, and various bispecific constructs. Rocatinlimab, a receptor targeting anti-OX40 mAb previously in development by Amgen and Kyowa Kirin, is engineered in its Fc region for an enhanced ADCC intended to deplete OX40-expressing T cells. Recently, Amgen returned the rights to the program fully to Kyowa Kirin and in March 2026 Kyowa Kirin announced discontinuation of rocatinlimab development studies. Abcellera is developing ABCL575, an OX40L targeting mAb. Prior to the announcement of its acquisition by BioCryst, Astria was developing STAR-0310, a receptor targeting mAb. APG279 is a combination of zumilokibart (IL13 targeting) and APG990 (anti-OX40L mAb) being developed Apogee Therapeutics. Navigator Medicines, a private company, is developing NAV-240, an anti-OX40LxTNFα bispecific as well as other anti-OX40L bispecific. In addition to amlitelimab, Sanofi has several combinations and bispecifics in development with OX40 and OX40L, including brivekimig, an anti-OX40LxTNFα nanobody in development for hidradenitis suppurativa, and SAR446422, an OX40/CD28 bispecific antibody.

IP Overview

Our future commercial success depends in part on our ability to obtain, maintain and protect intellectual property and other proprietary rights for our current and future product candidates, to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others, and to prevent others from infringing, misappropriating or otherwise violating our intellectual property and proprietary rights. We seek to protect our proprietary position by, among other methods, filing or exclusively in-licensing patent applications related to our technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential future in-licensing of intellectual property to develop and maintain our position.

As for the therapeutic product candidate we are developing and seeking to commercialize, we have pursued composition-of-matter and therapeutic method of use patents, formulation patents, and therapeutic use patents on novel indications. Our therapeutic product candidate is a biologic, and more particularly a monoclonal antibody, so we intended to seek protection for amino acid and nucleotide sequences encoding the monoclonal antibody, and other claims conventionally used to protect aspects of therapeutic biological agents. We may also seek future patent protection, either alone or jointly with our collaborators, as our collaboration agreement may dictate.

Our patent portfolio related to IMG-007 as of December 31, 2025 includes four patent families. The first patent family, exclusively licensed from Hutchmed under the Hutchmed Agreement, is directed to the composition-of-matter of the monoclonal antibody IMG-007. This patent family includes one priority patent application, together with one Taiwan patent application, one Argentina patent application, and one international patent application filed under the Patent Cooperation Treaty (PCT), each claiming priority to the priority patent application under the Paris Convention for the Protection of Industrial Property (Paris Convention). Furthermore, the PCT application has been effectively nationalized in various PCT member countries, including national stage patent applications filed in United States, Australia, Brazil, Canada, Chile, China, Eurasia, Europe, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Peru, Philippines, Singapore, South Africa, and Hong Kong. The United States and Taiwan patents have been granted in 2024. We would expect these patents to expire in 2041, without considering any possible patent term adjustments or extensions. If the remaining patent applications mature into one or more issued patents, we expect those patents to expire in 2041, without considering any possible patent term adjustments or extensions.

The second patent family is owned by us and is directed to intravenous formulations of IMG-007. This patent family includes two priority patent applications together with one Taiwan patent application and one PCT application, both claiming priority to the two priority applications under the Paris Convention. Furthermore, The PCT application has been effectively nationalized in various PCT member countries, including national stage patent applications filed in United States, Australia, Brazil, Canada, China, Israel, Japan, Mexico, Chile, Peru, Singapore, Malaysia, Philippines, New Zealand, Europe, India, Indonesia, Korea, South Africa, Eurasia, and Hong Kong. If these patent applications mature into one or more issued patents, we would expect those patents to expire in 2042, without considering any possible patent term adjustments or extensions.

The third patent family is owned by us and is directed to methods of using IMG-007. This patent family includes one priority patent application together with one PCT application claiming priority to the priority patent application. Furthermore, the PCT application has been effectively nationalized in various PCT member countries, including national stage patent applications filed in United States, Australia, Canada, Europe, Japan, Brazil, Korea and Israel. If these patent applications mature into one or more issued patents, we would expect those patents to expire in 2044, without considering any possible patent term adjustments or extensions.

The fourth patent family is also owned by us and is directed to subcutaneous formulation of IMG-007. This patent family includes one priority patent application together with one Taiwan patent application and one PCT application, both claiming priority to the priority patent application under the Paris Convention. Furthermore, the international application can be effectively nationalized in multiple PCT member countries by filing national stage patent applications in those countries before September 2026. If these patent applications mature into one or more issued patents, we would expect these patents to expire in 2045, without considering any possible patent term adjustments or extensions.

Provisional patent application is not eligible to become an issued patent until, among other things, we file one or more national patent applications and/or one or more PCT applications within 12 months of filing of such priority patent application. Moreover, a PCT application is not eligible to become an issued patent until, among other things, we file one or more national stage patent applications within, depending on the country, 30 to 32 months of the PCT application’s priority date in the countries in which we seek patent protection. If we do not timely file any national patent applications or PCT applications, we may lose our priority date with respect to our priority patent applications. Furthermore, if we do not timely file any national patent applications in non-PCT countries within the, we may lose our opportunity and right to patent subject matter disclosed in a priority application in those countries. Additionally, if we do not timely file any national stage patent applications, we may lose our opportunity and right to patent subject matter disclosed in a PCT application in those countries. While we intend to timely file all of our patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

Individual issued patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional U.S. patent application or a PCT application designating the U.S.. The term of a patent, and the protection it affords, is therefore limited and once the patent term of our issued patents have expired, we may face competition, including other competing technologies. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

In addition, in certain instances, a U.S. patent term can be extended to recapture a portion of the term effectively lost as a result of FDA regulatory review period or delay by the United States Patent and Trademark Office (“USPTO”)

in issuing the patent. However, with respect to patent term extensions granted as a result of the FDA regulatory review period, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug or a method for using it may be extended. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. There can be no assurance that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

The duration of foreign patents varies in accordance with provisions of applicable local law but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not adequately protect our intellectual property, third parties, including our competitors, may be able to use our technologies to produce and market drugs or diagnostic and/or prognostic products in direct competition with us and erode our competitive advantage. The patent positions of biotechnology and pharmaceutical products and processes like those we may develop and commercialize are generally uncertain and involve complex legal and factual questions that may diminish our ability to protect our intellectual property. For more information regarding risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Rapidly evolving patent laws in the United States and elsewhere make it difficult to predict the breadth of claims that may be allowed or enforced in our patents. Moreover, patent offices in general can require that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we are able to obtain patents, the patents may be substantially narrower than anticipated.

Our ability to maintain and defend our intellectual property and proprietary position for our products, product candidates and other technologies will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own or license may receive in the future, or license from third parties may be challenged, invalidated, held unenforceable, narrowed or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against third parties, including our competitors, with similar technology. Furthermore, third parties, including our competitors, may be able to independently develop and commercialize similar drugs or products, or duplicate our technology, business model or strategy without infringing our patents.

Trade Secrets

We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop, protect and maintain our competitive position and aspects of our business that are not amenable to, or that we do not presently consider appropriate for, patent protection and prevent competitors from reverse engineering or copying our technologies. However, the foregoing rights are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. There can be no assurance that these agreements will provide meaningful protection for our trade secrets or other intellectual property or proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by third parties, including our competitors. To the extent that our partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information regarding risks related to our trade secrets, see “Risk Factors—Risks Related to Our Intellectual Property.”

Data privacy and security

In the ordinary course of our business, we and the third parties with whom we work process personal and sensitive data. Accordingly, we are subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. For example, the EU GDPR (as defined below), the UK GDPR (as defined below), Australia’s Privacy Act, and China’s PIPL (as defined below) impose strict requirements for processing personal data. Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work (including our current and future contract research organizations (“CROs”). Such threats are prevalent, continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state supported actors, including via advanced persistent threat intrusions. If we (or the third parties with whom we work) experience a security incident or are perceived to have experienced a security incident, we could face adverse consequences.

See the sections titled “Risk Factors—Risks Related to Government Regulation” and “Risk Factors—Risks Related to our Industry and Business” for additional information about the privacy and security obligations to which we are and may become subject and about the risks to our business associated with such obligations.

Manufacturing

We do not own or operate and currently have no plans to establish any manufacturing facilities. We rely on and expect to continue to rely on third-party contract development and manufacturing organizations (“CDMOs”) for the manufacturing of our product candidate and related raw materials for clinical development, as well as for the commercial manufacturing of any of our product candidate that receive marketing approval in the future. We currently solely rely on Wuxi Biologics to provide biological development and manufacturing services. We believe there are multiple sources for all of the materials required for the manufacturing of our product candidate and development program and may in the future engage additional CDMOs to provide biological development and manufacturing services. As our product candidate advances through development, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure our production needs. If our current CDMO becomes unavailable to us for any reason, we believe that there are a number of potential replacements, and we will need to identify and qualify such replacements.

We also rely on CDMOs to perform all chemistry, manufacturing, and controls activities. Our agreements with CDMOs may obligate them to develop or transfer upstream and downstream processes, develop or transfer drug product manufacturing processes, develop or transfer suitable analytical methods for release and stability testing and qualify these methods for use with our product candidates, produce drug substance for preclinical testing, and produce drug substance or drug product under current Good Manufacturing Practice (“cGMP”) for use in clinical trials among other activities. In addition, we rely on CDMOs to operate facilities that meet regulatory requirements for production and testing of clinical and commercial products and to work closely with us to validate manufacturing processes prior to commercial launch. We qualify CDMOs prior to initiation of cGMP regulated activities and periodically thereafter as part of the supplier qualification program. We oversee CDMOs by performing technical and quality assurance review and/or approval of cGMP documentation, establishing quality agreements to define responsibilities and expectations for goods and services, and observing production and testing activities as a person-in-plant, among other activities.

Sales and Marketing

As our product candidate advances through development, we expect to establish a commercial strategy which will be focused on maximizing the value of our product by either entering into collaborations with commercial stage pharmaceutical companies or building an in-house commercial organization and retaining commercialization rights to our product candidate in full or in certain therapeutics indications or geographies.

Summary of License and Collaboration Agreements

Hutchmed Collaboration, Option and License Agreement

In January 2021, we entered into the Hutchmed Agreement (as defined below), pursuant to which Hutchmed granted us the exclusive option to the worldwide license with the right to sublicense to develop, manufacture and commercialize several licensed compounds including humanized antagonistic OX40 receptor mAb (IMG-007) (the “Licensed Compounds”) for the treatment or prevention of all diseases and conditions except oncology. The exclusive option was granted on a Licensed Compound-by-Licensed Compound basis, exercisable at our sole discretion upon payment of an option exercise fee in cash or the issuance of our ordinary shares.

On February 2, 2024, we exercised the option under the Hutchmed Agreement by entering into a share subscription agreement to issue 429,082 shares of our common stock to Hutchmed and obtained an exclusive, worldwide, royalty-bearing license with the right to sublicense through multiple tiers, under certain patents and know-how controlled by Hutchmed and Hutchmed’s right, title and interest in the joint intellectual property to develop, manufacture and commercialize any product that contains, incorporates, or otherwise includes the humanized OX40 antagonistic monoclonal antibody (anti-OX40 mAb) (“Licensed Product”).

Under the Hutchmed Agreement, we are required to pay an aggregate of up to $92.5 million for each Licensed Product upon the achievement of various development, regulatory and commercialization milestones with respect to such

Licensed Product, $20.0 million of which would be due prior to the first approval of a Licensed Product in the United States, and an aggregate of up to $135.0 million for each Licensed Compound upon the achievement of various worldwide aggregate cumulative annual net sales milestones for the Licensed Products that contain such Licensed Compound. We are also obligated to pay tiered royalty rates in the high single-digit to low tens percentages to Hutchmed on a Licensed Compound-by-Licensed Compound basis for net sales of such Licensed Compounds worldwide, subject to reduction in certain circumstances. Royalties will be payable on a Licensed Product-by-Licensed Product and country-by-country basis for a period commencing upon the first commercial sale of the Licensed Product in such country and continuing until the later of (a) the expiration of all valid patent claims or regulatory exclusivity covering the Licensed Product in such country and (b) 10 years after such first commercial sale.

The Hutchmed Agreement will remain in effect until the expiration of all royalty payment obligations on a country-by-country and Licensed Product-by-Licensed Product basis, and may be earlier terminated by either party for the other party’s uncured material breach or insolvency. In addition, Hutchmed may terminate the Hutchmed Agreement if we challenge any of the licensed patents, or terminate the Hutchmed Agreement with respect to a particular Licensed Compound if we do not conduct any material development or commercialization activities for a specified period of time after we exercise the applicable exclusive option, and we have the right to terminate the Hutchmed Agreement for convenience upon advance notice to Hutchmed. For more information on the patent family licensed from Hutchmed under the Hutchmed Agreement, see the section titled “—IP Overview.”

Cell Line License Agreement with WuXi Biologics

In February 2021, we and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a Cell Line License Agreement (the “Cell Line License Agreement”). Under the Cell Line License Agreement, we received a non-exclusive, worldwide, conditionally sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials and media and feeds (the “WuXi Biologics Licensed Technology”) to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of our IMG-007 program. In consideration of the license, we agreed to pay WuXi Biologics a non-refundable license fee of $150,000. Additionally, if we manufacture all of our commercial supplies of WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon a certain time period’s prior written notice and our payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by either party for a material breach by the other party that remains uncured for certain a period of time after written notice, or (iii) by WuXi Biologics if we fail to make a payment and such failure continues for a certain period of time after receiving notice of such failure.

Relevant law and regulations

U.S. Biologic Development Process

In the United States, the FDA regulates biologics under the federal Food, Drug, and Cosmetic Act, the Public Health Service Act (“PHSA”) and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s GLP (as defined below) requirements and other applicable regulations;
•
submission to the FDA of an Investigational New Drug (“IND”) application which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”) to establish the safety, purity and potency of the proposed biologic for its intended use;

•
preparation of and submission to the FDA of a BLA (as defined below) after completion of all pivotal trials;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

The preclinical developmental stage generally involves laboratory evaluations of chemistry, formulation and stability, as well as studies to evaluate the product candidate’s toxicity in animals, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations.

Prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational drug to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and PD characteristics of the product candidate, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring subject safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and pre-clinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study, and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries, including clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, tolerability, absorption, metabolism, distribution and clearance of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal doses, dose administration schedules and to identify and characterize treatment emergent signs and symptoms and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dose, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies, may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

Concurrently with clinical trials, companies usually complete additional pre-clinical studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

In addition, during the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the product candidate.

FDA Review & Approval Process

Following successful completion of clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of pre-clinical studies and clinical trials for a particular product candidate are then submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. A BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity and potency. An application may include both negative and ambiguous results of pre-clinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including trials initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of an investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act (“PDUFA”), a BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once and if the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification. Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements and confirm such data are intended to evaluate the integrity of clinical data. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require the applicant to obtain additional clinical data, including the potential requirement to conduct additional pivotal Phase 3 clinical trial(s) and to complete other significant and time-consuming requirements related to clinical trials, or to conduct additional pre-clinical studies or manufacturing activities. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. Even if such requested data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

Expedited Development and Review Programs

A sponsor may seek to develop and obtain approval of its product candidates under programs designed to accelerate the development, FDA review and approval of product candidates that meet certain criteria. For example, the FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied. For a Fast Track-designated biological product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. The sponsor can request the FDA to designate the product for Fast Track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting.

A product submitted to the FDA for marketing authorization, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development or review, such as priority review. Priority review means that, for an original BLA, the FDA sets a target date for FDA action on the marketing application at six months after accepting the application for filing as opposed to ten months. A product is eligible for priority review if it is designed to treat a serious or life-threatening disease condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. If criteria are not met for priority review, the application for an original BLA is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/ medical standard for approval or the quality of evidence necessary to support approval.

Additionally, a biologic may be eligible for designation as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the product candidate to ensure that the development program to gather the preclinical and clinical data necessary for approval is as efficient as practicable; assigning a cross disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with the benefits of Fast Track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions described above are satisfied.

Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, priority review, and breakthrough therapy designation do not change the standards for approval.

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (“PREA”), certain BLAs and certain supplements to a BLA must contain data to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a biologic that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The initial PSP must include an outline of the pediatric trial or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials and other clinical development programs.

A biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Post-Marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or pre-clinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a risk evaluation and mitigation strategy (“REMS”), to assure the safe use of the product. If the FDA concludes a REMS is needed, the FDA will not approve the BLA without the sponsor’s submission of a proposed REMS, and FDA approval thereof. REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall.

Once an approval is granted, the FDA may issue enforcement letters or revoke the approval of the product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Corrective action could delay product distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among others:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds (partial or full) on clinical trials;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

Biosimilars and Exclusivity

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch.

The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Other United States Healthcare Laws

Healthcare providers and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical supply to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation:

•
The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (“FCA”). The Anti- Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but such exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;
•
The federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement, including providing inaccurate billing or coding information to customers or promoting a product off-label, material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•
the Health Insurance Portability and Accountability Act (“HIPAA”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and certain other practitioners, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
•
Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
Analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if a company becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical company to incur significant legal expenses and divert management’s attention from the operation of the business.

Health Reform

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial, congressional and executive challenges to the ACA. In addition, there have been a number of health reform initiatives that have impacted the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, was signed into law (“OBBBA”), which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how the healthcare reform initiatives of the current administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the pharmaceutical industry and our business.

The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services (“HHS”), the FDA, CMS and related agencies. For example, the current administration announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for a particular product or put pressure on product pricing, which could negatively affect a company’s business, financial condition, results of operations and prospects.

Coverage and Reimbursement

Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug or biological products exists, and coverage and reimbursement can differ significantly from payor to payor. Accordingly, decisions for any of our products, if approved, will be made on a payor-by-payor basis, and factors payors consider in determining the extent of coverage and amount of reimbursement are based on whether the product is:

•
a covered benefit under its health plan;

•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.
•
In the United States, for example, principal decisions about reimbursement for new products are typically made by CMS, which decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product As a result, coverage determination is often a time-consuming and costly process that will require a company to provide scientific and clinical support for the use of its products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of biosimilars for branded prescription drugs. For example, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

Assuming coverage is obtained for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use products unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of the cost of prescribed products.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be substantially lower.

Human Resources

As of December 31, 2025, we had fifteen (15) full-time employees, eight (8) of which are engaged in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We are committed to recruiting talents necessary for our long-term success, including but not limited to, clinical, scientific, development, technical operations, regulatory, finance, and other functions.

Corporate Information

Ikena was incorporated under the laws of the State of Delaware in February 2016. Ikena was the successor in interest to KYN Therapeutics L.L.C., a limited liability company formed under the laws of the State of Texas in

September 2014. In December 2019, Ikena changed its name from Kyn Therapeutics, Inc. to Ikena Oncology, Inc.(“Ikena”). On the Closing Date, the Merger closed, and the Delaware corporation formerly known as “Ikena Oncology, Inc.” completed its previously announced Merger with Legacy Inmagene in accordance with the terms of the Merger Agreement, pursuant to which (i) Ikena effected at 1-for-12 reverse stock split of its common stock, (ii) Merger Sub I merged with and into Legacy Inmagene, with Legacy Inmagene surviving the First Merger as a wholly-owned subsidiary of Ikena, (iii) immediately following the First Merger, Legacy Inmagene merged with and into Merger Sub II, with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Ikena and (iv) following the Second Merger, Ikena changed its name to “ImageneBio, Inc.”

Our principal executive offices are located at 12526 High Bluff Drive, Suite 345, San Diego, CA 92130, and our telephone number is (858) 345-6265.

Our website address is imagenebio.com. Our website is included as an inactive textual references and the information contained on, or that can be accessed through, our website is not a part of this Annual Report. All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. We intend to announce material information to the public through filings with the SEC, the investor relations page on our website, which is located at www.imagenebio.com, press releases, public conference calls, and public webcasts.

The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The information we post through these channels is not a part of this Annual Report. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. In addition to the risk and uncertainties described under the section titled “Special Note Regarding Forward-Looking Statements,” you should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before deciding to invest in our common stock. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the year ended December 31, 2025 and the year ended December 31, 2024, our net losses were $45.3 million and $36.6 million, respectively. As of December 31, 2025, we had an accumulated deficit of $230.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2025, our cash and cash equivalents and marketable securities were $135.3 million. Because the length of time and activities associated with successful development of IMG-007 and any future product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

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

On July 25, 2025, immediately prior to consummation of the Merger, Legacy Inmagene consummated the divestiture of the non-IMG-007 business related assets, business and operations (the “Non-OX40 Business”) controlled by Legacy Inmagene immediately prior to the Merger. Accordingly, our business is entirely dependent on the success of IMG-007 for the treatment of AD and other potential indications. IMG-007 is currently in Phase 2 development for the treatment of moderate-to-severe AD. We may also develop IMG-007 for other immunological, autoimmune and inflammatory diseases such as AA, asthma rheumatoid arthritis, and hidradenitis suppurativa. We cannot give any assurance that we will generate preclinical, clinical or other data for IMG-007 for the treatment of AD or other immunological, autoimmune and inflammatory diseases sufficiently supportive to receive regulatory approval, which will be required before IMG-007 can be commercialized. We may, among other things, experience difficulties with patient recruitment, enrollment and retention, quality and provision of materials and supplies necessary to manufacture sufficient quantities of drug product to meet our current or future preclinical study and clinical trial needs on a timely basis, or safety signals or pharmacodynamic, pharmacokinetic or efficacy data that does not align with our target profile for IMG-007. IMG-007 will require significant further clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales.

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
•
delays or failure due to restrictions or other mandated requirements imposed by FDA or other regulatory bodies on the conduct of the clinical development program based on either internal or external data, such as emerging data with other molecules, either in development or approved, that target the same immunological pathway as IMG-007;
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

Manipulation of the immune system via therapeutic agents can result in a spectrum of immunosuppression depending on the target and the disease being treated. In general terms immunosuppression has been associated with increased risk of infection and, with long term immunosuppression, malignancies. The risk of these types of events is dependent both on the breadth of immunosuppression as well as the disease and population in which it is being used.

As with all protein-based therapies administered either intravenously or subcutaneously there is also the risk of injection site reactions and systemic hypersensitivity reactions, with cases of anaphylaxis reported with some such agents. The incidence and severity of these reactions vary depending on the characteristics of both the therapeutic agent, its target, and the vehicle solution in which the therapy is administered.

When considering other therapies that target the OX40-OX40L pathway, infections including serious infections, injection site reactions, chills and pyrexia, hypersensitivity reactions, oral and gastrointestinal ulceration, and malignancies including Kaposi Sarcoma have been reported. To date, a causal association between the therapies targeting the pathway and the events has not been established.

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

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. If a government shutdown occurs and/or if the FDA or other federal agencies otherwise experience resource constraints, it could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, any future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

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

We rely on third parties for the manufacture of IMG-007 for preclinical and clinical development and expect to continue to do so for the foreseeable future. Our current and anticipated future dependence upon third parties for the manufacture of IMG-007 or any future product candidates increases the risk that we will not have sufficient quantities of IMG-007 or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts and could impact future profit margins.

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of IMG-007 and any future product candidates and related materials for preclinical and clinical development, as well as for commercial manufacture if IMG-007 or any future product candidates receives marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our active pharmaceutical ingredients and drug product for IMG-007 are currently provided by a single-source supplier, WuXi Biologics, and we expect to rely on this supplier for the foreseeable future. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities or otherwise substantially increase our manufacturing costs, thereby potentially disrupting the supply of material to us or requiring us to scale back our manufacturing activities. For example, the United States has recently passed legislation, namely the BIOSECURE Act (the “BIOSECURE Act”), to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, on December 18, 2025, the President signed the National Defense Authorization Act (“NDAA”) for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. Government also has the ability to designate entities as BCCs through a separate designation process. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

In addition, the current administration’s recent and evolving tariffs imposed on imports from China as well as China’s retaliatory tariffs on U.S. goods may significantly increase our manufacturing costs and may further disrupt our supply chain and reduce our competitiveness in the marketplace. Any additional U.S. executive action, legislative action or potential sanctions with China or increased tariffs imposed on Chinese imports could materially impact entities that work with Chinese biotechnology companies. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Such disruption could have adverse effects on the development of our product candidates.

Furthermore, we do not have complete control over all aspects of the manufacturing process and are dependent on our contract manufacturing partners for compliance with cGMP regulations for manufacturing both drug substances and finished drug product. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and others, they will not secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or an applicable foreign authority does not approve these facilities for the manufacture of our product candidates or if the FDA or applicable foreign authority, withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market IMG-007 or any future product candidates, if approved. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements, and we may not be able to enter into new manufacturing arrangements on commercially reasonable terms or at all. In some cases, the technical skills or technology required to manufacture IMG-007 or any future product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on our third-party manufacturers or require us to obtain a license from such manufacturers in order to have another third-party manufacture IMG-007 or any future product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any product produced by the new manufacturer is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and timelines, or at all, and comply with cGMP requirements could adversely affect our business in a number of ways, including:

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

We do not have any long-term commitments or supply agreements with our third-party manufacturers and may be unable to establish any supply agreements with our third-party manufacturers or do so on acceptable terms, which increases the risk of timely obtaining sufficient quantities of our product candidates or such quantities at an acceptable cost, which may harm our business and results of operations.

In addition, under our Cell Line License Agreement with WuXi Biologics, if we manufacture all of our commercial supplies with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales manufactured by the manufacturer other than WuXi Biologics or its affiliates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

We are developing IMG-007 for the treatment of moderate-to-severe AD. The key competitive factors affecting the success of IMG-007, if approved, are likely to be efficacy, safety and tolerability, convenience, presentation, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. There are several approved products for moderate-to-severe AD, such as DUPIXENT® (dupilumab), an IL-4Rα mAb marketed by Sanofi/Regeneron, ADBRY® (tralokinumab-ldrm), an IL-13 mAb marketed by Leo Pharmaceuticals, EBGLYSSTM (lebrikizumab-lbkz), an IL-13 mAb marketed by Eli Lilly and NEMLUVIO® (nemolizumab-ilto), an IL-31 mAb marketed by Galderma Laboratories, L.P. There are several approved treatments that target JAK1 and/or JAK2 to treat AD, including CIBINQO® (abrocitinib) marketed by Pfizer, RINVOQ® (upadacitinib) marketed by AbbVie and OLUMIANT® (baricitinib) marketed by Eli Lilly. These approved products have all demonstrated clinically significant efficacy results.

In addition, there are several other OX40/OX40L targeting agents in the pipelines of various companies. These include monotherapies, free- or fixed-dose combinations of multiple antibodies, and various bispecific constructs. Rocatinlimab, a receptor targeting anti-OX40 mAb previously in development by Amgen and Kyowa Kirin, is engineered in its Fc region for an enhanced ADCC intended to deplete OX40-expressing T cells. Recently, Amgen returned the rights to the program fully to Kyowa Kirin and in March 2026 Kyowa Kirin announced discontinuation of rocatinlimab development studies. Abcellera is developing ABCL575, an OX40L targeting mAb. Prior to the announcement of its acquisition by BioCryst, Astria was developing STAR-0310, a receptor targeting mAb. APG279 is a combination of zumilokibart (IL13 targeting) and APG990 (anti-OX40L mAb) being developed Apogee Therapeutics. Navigator Medicines, a private company, is developing NAV-240, an anti-OX40LxTNFα bispecific as well as other anti-OX40L bispecific. In addition to amlitelimab, Sanofi has several combinations and bispecifics in development with OX40 and OX40L, including brivekimig, an anti-OX40LxTNFα nanobody in development for hidradenitis suppurativa, and SAR446422, an OX40/CD28 bispecific antibody.

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

Obtaining coverage and reimbursement of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use IMG-007 or any future product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services (“CMS”) revises the reimbursement systems used to reimburse healthcare providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payors, and reduce the willingness of physicians to use IMG-007 or any future product candidates. In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

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

Since its enactment, there have been executive, judicial and political challenges and amendments to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how other healthcare reform measures of the current administration, if any, will impact our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, aggregate reductions to Medicare payments to providers went into effect beginning on April 1, 2013 and due to subsequent legislative amendments to the statute will stay in effect through 2032, unless additional Congressional action is taken. In addition, Congress is considering health reform measures as part of other health reform initiatives.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. For example, the current administration announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to whom the CCPA applies to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state consumer privacy laws exempt some data processed in the context of clinical trials, but these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work (including our collaborators). Similar laws have passed and are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. Regulators are also increasingly scrutinizing certain personal data transfers and have proposed and enacted certain data localization or transfer requirements. For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that impacts certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours that operate in the clinical trial space and impacts our ability to engage in transactions or agreements with certain third parties.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Australia’s Privacy Act, and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the GDPR, in the event of non-compliance, companies face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; and private litigation related to processing of personal data brought by classes of data subjects and consumer protection organizations authorized at law to represent their interests.

In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), apply to our operations. Australia’s Privacy Act also applies to our operations. We also conduct studies in Asia and are or may become subject to new and emerging data privacy regimes in Asia, including China’s PIPL and Korea’s Personal Information Protection Act (“PIPA”). For example, China’s PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator. India’s new privacy legislation, the Digital Personal Data Protection Act (“DPDP”), may also apply to our operations.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States and other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws.

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

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States or other jurisdictions, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

We publish privacy policies, marketing materials and other statements, concerning data privacy, and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

We are a party to the Hutchmed Agreement which is important to our business, and we may enter into additional license agreements in the future. Our Hutchmed Agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payments, royalties and other obligations on us. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, or, in some cases, under other circumstances, the licensor may have the right to terminate the license, in which event we would not be able to market product candidate(s) covered by the license.

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

As of December 31, 2025, we had 15 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of IMG-007 or any future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize IMG-007 or any future product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If our information technology systems or those third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences.

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

We, and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced threat intrusions), ransomware attacks, supply-chain attacks, denial-of-service attacks, credential stuffing attacks, credential harvesting, server malfunction, personnel misconduct or error, software bugs, software and hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (“AI”), natural disasters (such as earthquakes, fires, and floods), terrorism, war and telecommunication and electrical failures or other similar threats.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment or those of third parties with whom we work to gain access to other parts of the relevant environments, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Remote work poses risks to our information technology systems and data, as our personnel utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, email, clinical trials and other functions. Our ability to monitor these third parties’ information security practices is limited, and the third parties with whom we work may not have adequate information security measures in place. If these parties experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

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

If we (or the third parties with whom we work) experience a security incident or are perceived to have experienced a security incident, we could face adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, monetary fund diversions, diversion of management attention, negative publicity; reputational harm; financial loss, interruptions in our operations (including availability of data), disruptions to our operations; and a loss of confidence in us and our ability to conduct clinical trials. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our sensitive information could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of sensitive information, we could incur liability, and the further development of IMG-007 or any future product candidates could be delayed. Further, our insurance coverage may not be sufficient to cover the financial, legal, arise from our privacy and security practices including any compromise of our data or information technology systems. We also cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

As of December 31, 2025, we had U.S. federal net operating loss (“NOL”) carryforwards and state NOL carryforwards of $267.0 million and $81.5 million, respectively. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Merger or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

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

Substantial future sales of shares of our common stock could adversely affect the market price of such shares.

If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, or there is the perception that these sales could occur, this could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale would have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

We identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the preparation of Legacy Inmagene’s financial statements for the years ended December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting, which had not been remediated as of December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls related to the period-end financial reporting process to ensure adequate segregation of duties, including controls related to account reconciliations and journal entries. Specifically, certain personnel have incompatible duties including the ability to (i) create and post manual journal entries without an independent review and (ii) prepare and review account reconciliations. The material weakness did not result in a misstatement to our financial statements.

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

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, supply chain constraints, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of public health crises, geopolitical conflicts (including military conflicts, threatened hostilities, and conflicts or heightened tension among alliance countries), terrorism or other geopolitical events. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Sanctions imposed by the United States and other countries in response to military conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have implemented a cybersecurity program designed to support both the effectiveness of our systems and our preparedness for information security risks. This program is designed to identify, assess and manage material risks to our information systems, third-party hosted services, communications systems, hardware and software and our critical data (including intellectual property and confidential information). Our program includes a number of safeguards, such as: password protection; multi-factor authentication; monitoring and alerting systems for internal and external threats; and episodic evaluations of our cybersecurity program.

We have an employee security awareness training program that is designed to raise awareness of cybersecurity threats across functions, as well as to encourage consideration of cybersecurity risks across our company. As part of this employee training program, we periodically conduct phishing simulations designed to raise employee awareness of such risks.

Our Board together with our information security function and third-party service providers help to identify, assess and manage the Company’s cybersecurity risks. Depending on the environment and the nature of the relevant data, we implement and maintain various technical, physical and organizational measures (such as controls and policies) designed to manage and mitigate material cybersecurity threats (such as incident response plans, periodic risk assessments, encryption of certain data, as well as network security and system monitoring controls). We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider. We use a number of means designed to assess cyber risks related to our third-party service providers, including conducting due diligence (such as through security questionnaires and retaining audit rights under certain circumstances) where such diligence is informed, in part, based on the nature of the services performed as well as the systems and data at issue. We also seek to include certain security terms in our contracts, where applicable as part of our oversight of third-party service providers. From time to time, we use third-party service providers to assist us in an effort to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms (including legal counsel, threat intelligence service providers, cybersecurity consultants, and cybersecurity software providers).

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; (2) our information security function works with certain members of the Company’s management in an effort to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our management team evaluates material risks from cybersecurity threats against our overall business objectives and reports to the board of directors, which evaluates our overall enterprise risk, and (4) we have a cybersecurity incident response process designed to identify, assess, respond to, and inform escalating levels of management of such incidents based on their nature and severity. For a description of the risks from cybersecurity threats to may materially affect the Company and how they do so, see Item 1A—Risk Factors including the risk factor titled, “If our information technology systems or those third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences.

Cybersecurity Governance

Our management engages with third-party experts who have significant IT expertise and broad cybersecurity experience, including in cybersecurity threat management, cybersecurity training and education, incident response, cyber forensics, insider threats, business continuity and disaster recovery, and regulatory compliance. Such individuals have significant prior work experience in various roles involving IT security, auditing, compliance, systems, and programming. These individuals are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents and design. These third-party providers provide reporting to, and meet periodically with, our Senior Vice President of Finance and Administration to discuss and review our cybersecurity risk management processes.. This individual has responsibilities such as integrating cybersecurity risk considerations reported by the third-party experts into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, approving relevant budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, reviewing security assessments and other security-related reports, and retaining certain third parties in connection with the Company’s cybersecurity program.

Our board of directors has delegated oversight of our Company’s cybersecurity risk management to our audit committee. The audit committee, pursuant to the audit committee charter, is responsible for reviewing the Company’s information security and technology risks (including cybersecurity), including high-level review of the threat landscape facing our Company and our Company’s strategy to mitigate cybersecurity risks and potential breaches. Our audit committee receives reports and presentations on data privacy and security, which address relevant cybersecurity issues, and which can span a wide range of topics, including but not limited to, recent developments, evolving standards, vulnerability assessments, review of risks from third parties such as service providers and suppliers, and the current threat environment. We have a process for our Senior Vice President of Finance and Administration to provide periodic and as-needed updates to the audit committee on the status of our cybersecurity program, certain cybersecurity incidents and the relevant cybersecurity risks our Company faces. The board of directors and audit committee also has access to various reports, summaries or presentations related to our cybersecurity threats, risks and mitigation strategies.

The audit committee’s cybersecurity-related oversight includes the following:

•
Receiving notice of, and providing guidance with respect to, material cybersecurity incidents;
•
Reviewing our risks and cybersecurity programs and policies;
•
Overseeing our management and mitigation of the Company’s cybersecurity and related risk management programs;
•
Reviewing the progress of major technology-related proposals, plans, projects and architecture decisions to ensure these projects and decisions support our overall business strategy.

Item 2. Properties.

Our corporate headquarters is located in San Diego, California. As of December 31, 2025, we lease approximately 2,596 square feet of office space in San Diego, California, which houses research and development and certain administrative functions, and pay an aggregate of approximately $17,000 in rent per month.

We have a second lease agreement for 28,029 square feet of office and laboratory space in San Francisco, California (the “San Francisco Lease”) as a result of the acquisition of Pionyr Immunotherapeutics, Inc. on August 4, 2023. The San Francisco Lease is currently subleased by third parties and is expected to expire on April 30, 2027.

We believe that our existing facilities will meet our current and near-term needs, and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

Legal Proceedings

Merger Proceedings

In connection with the Merger, two actions were filed against us and our board of directors in the Supreme Court for the State of New York, County of New York, captioned Smith v. Ikena Oncology, Inc., et al., No. 653576/2025 (filed June 12, 2025) and Kent v. Ikena Oncology, Inc., et al., No. 653588/2025 (filed June 13, 2025) (collectively, the “Complaints”). The Complaints alleged that the defendants filed or caused to be filed a materially incomplete and misleading registration statement with the SEC and asserts claims under New York common law for negligent misrepresentation and concealment and negligence. In addition, we have received five additional demands from purported stockholders seeking additional disclosures in the registration statement (collectively, the “Demands”). On February 27, 2026, the Complaints were voluntarily dismissed and we have received no additional outreach from the purported stockholders who sent the Demands.

Other Legal Proceedings

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “IMA”. Prior to the consummation of the Merger, Ikena’s common stock was historically listed on The Nasdaq Global Market under the symbol “IKNA.”

Holders of Common Stock

As of March 2, 2026, there were 11,184,995 shares of common stock issued and outstanding held of record by 89 holders. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose shares of our common stock are held of record by banks, brokers and other financial institutions.

Dividends

We have never paid or declared any cash dividends on our common stock. We anticipate that we will retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, and restrictions imposed by applicable laws and other factors our Board deems relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law. Unless otherwise stated or the context otherwise requires, the references to the “Company,” “we,” “our,” or “us” refer to Inmagene Biopharmaceuticals together with its consolidated subsidiaries prior to the Merger and to ImageneBio, Inc. together with its consolidated subsidiaries following the Merger, references to “Ikena” refer to Ikena Oncology, Inc. prior to the Merger, references to “Legacy Inmagene” refer to Inmagene Biopharmaceuticals together with its consolidated subsidiaries prior to the Merger and references to “common stock” refer to the Company’s voting common stock (unless specific reference is made to “non-voting” common stock or the context otherwise requires) for periods following the Merger and to Legacy Inmagene’s ordinary shares for periods prior to the Merger.

Overview

We are a clinical-stage biopharmaceutical company developing therapeutics for patients with immunological, autoimmune and inflammatory diseases. Our lead asset, IMG-007, is a non-depleting anti-OX40 monoclonal antibody that binds specifically to OX40 receptor on activated T cells to block receptor binding to OX40 ligand (“OX40L”). IMG-007 is being developed to potentially treat multiple autoimmune and inflammatory diseases and disorders, with initial evaluation in atopic dermatitis (“AD”). IMG-007 includes several features that we believe are important, differentiating attributes. First, IMG-007 is receptor-targeting, rather than ligand-targeting. Second, IMG-007 is non-T cell depleting: activated T cell signaling is attenuated, however T cells are not killed and depleted. Finally, IMG-007’s half-life is approximately 5 weeks, which may allow for patient-and physician-friendly dosing schedules such as those currently being explored in our clinical program.

In our Phase 1b/2a clinical proof of concept (“POC”) trial, four-week treatment with IMG-007 resulted in marked clinical activity which was sustained up to 24 weeks based on multiple outcome measures. Results included 54% of patients achieving EASI-75 (75% reduction in eczema area and severity index) and 31% achieving EASI-90 (90% reduction in eczema area and severity index) by week 16. In addition, durable inhibition of serum inflammatory markers of diverse T helper (“Th”) cells, including Th1, Th2 and Th17 cells was observed. IMG-007 demonstrated a favorable emerging safety profile and was well-tolerated in this study and all other studies to date. Notably, no pyrexia, chills, aphthous or gastrointestinal ulcers and no serious adverse events were observed in any of the clinical studies of IMG-007 conducted to date.

OX40 signaling is thought to be important in driving the pathogenesis of a wide spectrum of immunological, autoimmune and inflammatory diseases beyond AD, including additional dermatological diseases, respiratory, gastrointestinal, and rheumatic diseases. While IMG-007 is initially being developed for the treatment of AD, we believe it has the potential to grow into a “pipeline within a product” and we may explore additional indications with IMG-007 such as alopecia areata (“AA”), asthma, rheumatoid arthritis, and hidradenitis suppurativa, among others. A multi-country Phase 2b dose-finding AD study began in 2025; a protocol amendment has been submitted to the Food and Drug Administration (“FDA”) and Health Canada to enable dosing of patients with optimized dose exposures, with additional site expansion beyond North America expected. Topline data from the Phase 2b clinical trial is expected in 2027.

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

At the effective time of the First Merger (the “First Effective Time”), (i) each ordinary share and preferred share of Legacy Inmagene (each such share, an “Legacy Inmagene Share”) held as treasury shares were canceled and ceased to exist and no consideration was delivered in exchange therefor, (ii) each then-outstanding Legacy Inmagene Share was converted into the right to receive 0.0030510 shares of Ikena common stock, par value $0.001 per share (“Ikena Common Stock”) (such ratio, the “Exchange Ratio”) and (iii) each then-outstanding option to purchase Legacy Inmagene Shares was converted into an option to purchase Ikena Common Stock, subject to adjustment as set forth in the Merger Agreement. In connection with the Merger, Ikena issued an aggregate of 4,601,375 shares of Ikena Common Stock to Legacy Inmagene shareholders. Following the Reverse Stock Split (as defined below), the Merger and the PIPE Financing (defined below) a total of 11,181,639 shares of common stock of the Company were outstanding.

The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Under this method of accounting, Legacy Inmagene was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily due to: (i) the Legacy Inmagene stockholders receiving the largest portion of the voting rights in the Company following the First Merger, (ii) Legacy Inmagene’s largest shareholder retained the largest interest in the Company, (iii) Legacy Inmagene designated three of the six members to the Company’s Board of Directors on the closing of the Merger, and (iv) certain members of Legacy Inmagene’s executive management team became the management of the Company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of pre-Merger Legacy Inmagene issuing stock to acquire the net assets of Ikena, and (ii) the reported historical operating results of the Company prior to the Merger are those of Legacy Inmagene. Additional information regarding the Merger is included in Note 3 to the consolidated financial statements included elsewhere in this Annual Report.

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

All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock and preferred share data, per share data, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Exchange Ratio for all periods presented, including the change from ordinary shares to common stock, unless otherwise specifically indicated or the context otherwise requires.

PIPE Financing

Concurrently with the execution of the Merger Agreement, Ikena entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “PIPE Investors”), pursuant to which, immediately following the closing of the Second Merger, the PIPE Investors subscribed for and purchased, and Ikena issued and sold, an aggregate of 2,508,337 shares of Ikena Common Stock in a private placement at a price of approximately $29.90 per share for aggregate gross proceeds of approximately $75.0 million (the “PIPE Financing”).

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

Impact of General Economic Risk Factors on the Company’s Operations

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including elevated and fluctuating inflation, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, changes in government regulatory policies, or government budget dynamics (particularly in the pharmaceutical and biotech areas), geopolitical factors, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, including the impacts on participants in any future clinical trials and our employees, suppliers, vendors and business partners and our future access to capital, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors—Risks Related to Our Industry and Business”.

Components of Results of Operations

License Revenue

We have not generated any revenue from product sales. Our revenue has been derived from upfront license payments under collaboration and license agreements.

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

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as research and development prepaid expenses on our consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or services are performed. The successful development of any future product candidates is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that would be necessary to complete the potential development and commercialization of any future product candidates.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation, for individuals in our executive, finance, operations, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters, including merger activities, and patent-related expenses, allocated facilities and other overhead costs, including insurance and information technology, and professional and consulting fees associated with accounting, audit, tax and investor and public relations.

Interest Income (Expense)

Interest income (expense) consists of interest earned on cash, cash equivalents, and invested cash balances, as well as accrued interest on the Term Loan Advances (as defined in Note 9 to our consolidated financial statements included elsewhere in this Annual Report).

Other Income (Expense), Net

Other income (expense) consists of miscellaneous income (expense) unrelated to our core operations and gains and losses resulting from foreign currency transactions which are denominated in currencies other than the functional currency.

Income Taxes (Benefit) Provision

Income tax (benefit) provision is based on our estimate of taxable income, applicable income tax rates, net research and development tax credits, net operating loss carryforwards, changes in valuation allowance estimates and deferred income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2025 and December 31, 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	Change $	Change %
License revenue	$800	$3,500	$(2,700)	(77)%
Operating expenses:
Research and development	28,525	32,109	(3,584)	(11)%
General and administrative	20,726	8,391	12,335	147%
Total operating expenses	49,251	40,500	8,751	22%
Loss from operations	(48,451)	(37,000)	(11,451)	31%

Other income (expense):
Interest income	2,035	374	1,661	444%
Other income, net	717	71	646	910%
Total other income, net	2,752	445	2,307	518%
Loss before income taxes	(45,699)	(36,555)	(9,144)	25%
Income tax benefit (provision)	350	(13)	363	(2,792)%
Net loss	$(45,349)	$(36,568)	$(8,781)	24%

Licensing Revenue

Licensing revenue for the year ended December 31, 2025 was $0.8 million which resulted from a non-refundable payment from the IMG-008 Agreement (as defined in Note 15 to our consolidated financial statements included elsewhere in this Annual Report). License revenue for the year ended December 31, 2024 was $3.5 million from a non-refundable payment from the IMG-013 Agreement (as defined in Note 15 to our consolidated financial statements included elsewhere in this Annual Report).

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 were $28.5 million compared to $32.1 million for the year ended December 31, 2024. The decrease of $3.6 million is primarily due to a $14.0 million decrease in research and development expense related to the exercise of our option under the Hutchmed Agreement in the prior year, and $1.5 million of reimbursements of expenses incurred for agreed upon research and development activities from a related party, offset by an increase of $10.4 million in stock based compensation, $0.4 million in wages and benefits, and $1.1 million related to clinical program development.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 were $20.7 million compared with $8.4 million for the year ended December 31, 2024. The increase of $12.3 million was primarily due increases of $5.0 million in stock based compensation, $3.2 million in professional fees, $2.5 million in wages and benefits, $1.4 million in facility expense, and $0.6 million in insurance expense, which were offset by a $0.5 million decrease in depreciation expense.

Interest (Expense) Income

Interest income for the year ended December 31, 2025 was $2.0 million compared to interest income of $0.4 million for the year ended December 31, 2024. The increase of $1.6 million was primarily due to an increase of $2.2 million of interest income on cash and investments, partially offset by $0.5 million of interest expense recorded on Term Loan.

Other Income (Expense), Net

Other income, net for the year ended December 31, 2025 of $0.7 million was primarily related to sublease income. Other income, net of $0.1 million for the year ended December 31, 2024 was primarily related to foreign government assistance received by Legacy Inmagene for operations that were part of the Divestiture.

Income Taxes (Benefit) Provision

Income tax benefit for the year ended December 31, 2025 of $0.4 million was primarily driven by a $0.3 million uncertain tax provision write-off, as well as $0.1 million of tax refund.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred recurring losses and negative cash flows from operations since our inception. For the year ended December 31, 2025, we incurred a net loss of $45.3 million and used $47.8 million of cash in operating activities. As of December 31, 2025, we had an accumulated deficit of $230.1 million and cash, cash equivalents and marketable securities of $135.3 million.

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

Concurrently with the execution of the Merger Agreement, Ikena entered into the Subscription Agreements with the PIPE Investors, pursuant to which, immediately following the closing of the Second Merger, the PIPE Investors subscribed for and purchased, and Ikena issued and sold, an aggregate of 2,508,337 shares of Ikena Common Stock in a private placement at a price of approximately $29.90 per share for aggregate gross proceeds of approximately $75.0 million. The net proceeds from the PIPE Financing are expected to advance our discovery and clinical phase pipeline, business development activities, working capital, and other general corporate purposes.

Concurrent with the execution of the Merger Agreement, Legacy Inmagene and Ikena entered into a Loan and Security Agreement (the “Loan Agreement”), pursuant to which Ikena agreed to lend up to $22.5 million in Term Loan Advances in increments of at least $7.5 million, subject to certain drawdown conditions, of which the first advance of $7.5 million was funded in December 2024. In April 2025, we received a second advance of $7.5 million and in May 2025, we received the third advance of $7.5 million. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report. The Term Loan Advances bore interest, on the outstanding daily balance thereof, at a rate equal to 6.0% per annum. The Term Loan Advances were secured by all assets of Legacy Inmagene and its subsidiaries in respect of anti-OX40 monoclonal antibody asset, IMG-007. Upon consummation of the Merger on July 25, 2025, all obligations under the Loan Agreement were automatically forgiven in accordance with provisions contained therein.

We believe that our existing cash, cash equivalents and marketable securities are sufficient to support operations through at least the next 12 months from the date of issuance date of the consolidated financial statements included elsewhere in this Annual Report. We will need substantial additional funding to support our operating activities as we advance our potential product candidates through development, seek regulatory approval, and prepare for and, if any of our product candidates are approved, proceed to commercialization. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, government of private party grants, debt financings and license and collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all.

If we are unable to obtain additional funding, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our planned operations, which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

Cash Flows

Comparison of the years ended December 31, 2025 and December 31, 2024

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(47,844)	$(21,319)
Net cash (used in) provided by investing activities	(5,814)	11,123
Net cash provided by financing activities	135,468	6,906
Effects of exchange rates on cash and cash equivalents	604	87
Net increase (decrease) in cash and cash equivalents	$82,414	$(3,203)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $47.8 million, consisting primarily of net loss incurred during the period of $45.3 million and a net change of $19.2 million in our operating assets and liabilities, partially offset by non-cash charges of $16.7 million. The non-cash charges included $15.4 million of stock-based compensation, $0.5 million in non-cash interest expense and $0.6 million of amortization of right-of-use assets. The net change in operating assets and liabilities primarily related to a $4.0 million increase in prepaid expenses and other current assets, a $1.2 million increase in other non-current assets, a $2.8 million decrease in accounts payable, a $9.1 million decrease in accrued expenses and other current liabilities, $1.2 million decrease in operating lease liabilities, a $0.7 million decrease in deferred revenue, and a $0.2 million decrease in other long-term liabilities.

Net cash used in operating activities for the year ended December 31, 2024, was $21.3 million, consisting primarily of net loss incurred during the period of $36.6 million and a net change of $1.5 million in our operating assets and liabilities, partially offset by $16.8 million in non-cash charges. The non-cash charges included $14.0 million of non-cash research and development expense for the commitment of common stock related to the Hutchmed Agreement, $1.1 million in depreciation and amortization, a loss on disposal of property and equipment of $1.3 million, and $0.4 million of amortization of right-of-use assets. The net change in operating assets and liabilities primarily related to a $1.1 million decrease in accrued expenses and other current liabilities, a $0.4 million decrease in operating lease liabilities, a $0.5 million decrease in accounts payable, and $0.1 million increase in prepaid expenses and other current assets, partially offset by a $0.5 million increase in deferred revenue and a $0.1 million decrease in other non-current assets.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $5.8 million resulting from payments of $5.2 million made in connection with the Non-OX40 Divestiture, maturities and sale of available-for-sale securities of $10.4 million offset by purchases of available-for-sale securities of $9.8 million.

Net cash provided by investing activities for the year ended December 31, 2024 was $11.1 million, primarily due to $10.1 million of cash proceeds from maturities and sales of available-for-sale securities, and $1.0 million of proceeds from sale of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $135.5 million, consisting primarily of $15.0 million of proceeds from the Term Loan, cash acquired of $54.6 million in connection with the

Merger, proceeds of $71.1 million from issuance of common stock for the PIPE Financing, offset by $5.3 million of transaction costs in connection with the Merger.

Net cash provided by financing activities for the year ended December 31, 2024 was $7.0 million, consisting of proceeds of $7.5 million from initial Term Loan Advance, and payment of $0.5 million for costs related to offering of our equity securities.

Funding and Material Cash Requirements

We will need to raise additional capital to continue to fund our future operations. Our future capital requirements will depend on many factors, including:

•
the costs and timing of any future product development efforts;
•
the costs associated with retaining key personnel and consultants and hiring additional personnel if needed;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•
the timing and amount of the milestone or other payments we must make to any future licensors, if we enter into any license agreements;
•
the costs and timing of establishing or securing sales and marketing capabilities if a product candidate is approved;
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third- party payors and adequate market share and revenue for any approved products;
•
patients’ ability and willingness to pay out-of-pocket costs for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors; and
•
costs associated with any products or technologies that we may in-license or acquire.

There can be no assurance that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, we may be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in us will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants that further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

For more information as to the risks associated with our future funding needs, see “Item 1.A.—Risk Factors—We will need to obtain substantial additional funding to complete the development and any commercialization of IMG-007 and any future product candidates, which may cause dilution to our stockholders. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.”

Contractual Obligations and Other Commitments

We have entered into contracts in the normal course of business with suppliers, CROs, CMOs, and clinical trial sites. These agreements provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancelable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancelable obligations under these agreements as of the year ended December 31, 2025.

We have milestones, royalties and/or other payments due to third parties under our existing license and collaboration agreements and the Ikena CVR Agreement and Legacy Inmagene CVR Agreement (each as defined in Note 1 to our consolidated financial statements included elsewhere in this Annual Report). See Notes 1 and 15 to our consolidated financial statements included elsewhere in this Annual Report. We cannot estimate when such payments will be due, and none of these events were probable to occur as of December 31, 2025.

Lease Obligations

As of December 31, 2025, we had two existing leases for office facilities in the United States. These leases are classified as operating lease agreements that expire at various dates from May 2026 through April 2027. Our leases do not include options to terminate prior to the expiration date.

The lease agreements contain scheduled rent increases over the lease term. Under the terms of the lease agreements, we are responsible for certain property management fees, taxes, and common area maintenance expenses.

Future minimum commitments under these leases are $3.1 million as of December 31, 2025 of which $2.4 million is due in less than 12 months, and $0.7 million is due in greater than 12 months.

Critical Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. A performance obligation is a promise in an agreement to transfer a distinct good or service to the customer. If a promised good or service is not distinct, it is combined with other promised goods or services into a performance obligation.

The total consideration which we expect to collect in exchange for our goods or services is an estimate and may be fixed or variable. We constrain the estimated variable consideration when we assess it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The transaction price is re-evaluated, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Revenue is recognized when performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers. Consideration received in advance is recorded as deferred revenue and is recognized when or as the related performance obligation is satisfied. The principal activities from which we generate revenue include licensing agreements and collaboration agreements. License revenue primarily represents amounts earned under agreements that license our intellectual property to other companies. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and royalties based on net sales of approved products. Collaboration revenue primarily represents amounts earned under strategic collaboration arrangements with third parties for research and other licenses, development, and commercialization of certain product candidates. Under such arrangements, consideration typically includes fixed consideration in the form of an upfront payment and variable consideration in the form of potential development, regulatory, and commercial milestone payments, license fees, funding of research and development services and preclinical and clinical material, and royalties on net sales of licensed products. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report.

Research and Development Expenses

Our research and development expenses include estimates of our expenses resulting from obligations under contracts with vendors, consultants and CROs in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the preclinical or clinical study as measured by the timing of various aspects of the study or related activities. We determine clinical trial cost estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel and outsider service providers as to the progress of studies or other services being conducted. During the course of a study, we adjust our rate of expense recognition if actual results differ from estimates on a cumulative catch-up basis.

Stock-Based Compensation

We measure stock-based compensation expense for all stock-based awards with service-based and performance-based vesting conditions at the grant date based on the fair value measurement of the award. Compensation expense for service-based awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. Expense is adjusted for actual forfeitures of unvested awards as they occur. We calculate the fair value measurement of share options using the Black-Scholes-Merton option-pricing valuation model (“Black-Scholes model”). The Black-Scholes model requires the use of subjective and complex assumptions, which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying shares. We calculate the fair value of options granted by using the Black-Scholes model with assumptions below.

•
Fair value of common stock: Because Legacy Inmagene’s common stock was not publicly traded prior to the Merger, the fair value of our common stock prior to the Merger was determined on a periodic basis, as determined by the Legacy Inmagene board of directors, with the assistance of an independent third-party valuation expert. These valuations were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Technical Practice Aid (Valuation of Privately-Held-Company Equity Securities Issued as Compensation). The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. Management considered, among other things, our business, financial condition and results of operations, including related industry trends affecting our operations; the likelihood of achieving a liquidity event, such as an initial public offering, or sale, given prevailing market conditions; the lack of marketability of our common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. Subsequent to the Merger, our common stock is publicly traded and the fair value of our common stock is readily determinable.
•
Risk-free interest rate: We base the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
•
Expected volatility: Prior to the Merger, the expected volatility assumption was based on volatilities of a peer group of similar companies whose share prices were publicly available. The peer group was developed based on companies in the clinical stage biopharmaceutical industry. We have continued to use the peer group to estimate the volatility because we did not have sufficient trading history for our common stock.
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

Recent Accounting Pronouncements

For this information, refer to Note 2 of our consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, required by this Item described in Item 15 of this Annual Report and appear beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our principal executive officer and interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and interim principal financial officer has concluded that our disclosure controls and procedures were not effective as a result of a material weakness that exists in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls related to the period-end financial reporting process to ensure adequate segregation of duties, including controls related to account reconciliations and journal entries. Specifically, certain personnel have incompatible duties including the ability to (i) create and post manual journal entries without an independent review and (ii) prepare and review account reconciliations. The material weakness did not result in a misstatement to the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under Item will be set forth in the sections labeled “Election of Directors” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

We have a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at imagenebio.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. Our Board and audit committee of our Board are responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We intend to promptly disclose on our website to the extent required by SEC rules (i) the nature of any amendment to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation.

The information required under Item will be set forth in the section labeled “Executive and Director Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item will be set forth in the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Information regarding our equity compensation plans will be set forth in the section headed “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item will be set forth in the sections labeled “Certain Relationships and Related Person Transactions” and “Director Independence and Independence Determinations” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required under this Item will be set forth in the section labeled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

With the exception of the information specifically incorporated by reference from the Proxy Statement in this Annual Report, the Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Audit Committee Report” in the Proxy Statement is not incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements.

The consolidated financial statements and supplementary data required by this Item are included after the signature page of this Annual Report beginning on page F-1.

(a) (2) Financial Statement Schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable, not required or the information required is shown in the financial statements or notes thereto.

(a) (3) Exhibits.

The following is a list of exhibits filed with this Annual Report or incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
2.1+

Agreement and Plan of Merger, dated December 23, 2024, by and among the Registrant, Insight Merger Sub I, Insight Merger Sub II, and Legacy Inmagene (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on December 23, 2024).

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

4.1	Specimen Common Stock Certificate.
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

4.4	Description of Common Stock.
10.1#

The Registrant’s 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-290108) filed with the SEC on September 8, 2025).

10.2#

Forms of Option Award Notice, Option Agreement and Notice of Exercise under the Registrant’s 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on July 29, 2025).

10.3#

Forms of Restricted Stock Unit Grant Notice and Unit Award Agreement under the Registrant’s 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on July 29, 2025).

10.4#

The Registrant’s 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-290108) filed with the SEC on September 8, 2025).

10.5#

The Registrant’s 2025 Equity Inducement Plan and Forms of Stock Option Grant Notice, Option Agreement, and Notice of Exercise and Forms of RSU Grant Notice and RSU Agreement thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on August 1, 2025).

10.6#

The Registrant’s 2019 Stock Incentive Plan, and form of stock option notice, and award agreement and restricted stock unit award agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-285881) filed with the SEC on March 18, 2025).

10.7#

2016 Stock Incentive Plan of the Registrant, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253919) filed with the SEC on March 5, 2021).

10.8#

Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-290108) filed with the SEC on September 8, 2025).

10.9

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

10.11+

Transition Services Agreement by and between the Registrant and Miragene Inc, dated July 25, 2025 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on July 29, 2025).

10.12#

Offer Letter by and between the Registrant and Kristin Yarema, Ph.D., dated July 23, 2025 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on July 29, 2025).

10.13#

Employment Agreement by and between the Registrant and Jotin Marango, M.D., Ph.D., dated April 25, 2022 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on July 29, 2025).

10.14#

Amendment to Employment Agreement, dated July 15, 2025, by and between the Registrant and Jotin Marango, M.D., Ph.D. (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-40287) filed with the SEC on July 24, 2025).

10.15 ‡†

Collaboration, Option and License Agreement by and between the Registrant and HUTCHMED Limited (formerly known as Hutchinson MediPharma Limited), dated January 5, 2021, as amended on April 21, 2023 and December 15, 2023 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (File No. 333-285881) filed with the SEC on March 18, 2025).

10.16 ‡†

Cell Line License Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated February 26, 2021 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4/A (File No. 333285881) filed with the SEC on April 21, 2025).

10.17	Non-employee Director Compensation Policy
16.1	Letter from Ernst & Young LLP to the SEC dated August 5, 2025 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 5, 2025).
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-40287) filed with the SEC on March 12, 2024).
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 001-40287) filed with the SEC on March 12, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

# Indicates management contract or compensatory plan, contract or arrangement.

+ The annexes, schedules, and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

‡ Portions of the exhibit were omitted pursuant to Regulation S-K Item 601(a)(5) and 601(a)(6).

† Certain portions of this exhibit (indicated by asterisks) have been redacted because they are not material and are the type of information that the Company treats as private or confidential

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ImageneBio, Inc.

Date: March 10, 2026	By:	/s/ Kristin Yarema
Kristin Yarema, Ph.D.
(Chief Executive Officer)

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of ImageneBio, Inc., hereby severally constitute and appoint Kristin Yarema, Ph.D. and Erin Butler, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kristin Yarema	Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)	March 10, 2026
Kristin Yarema, Ph.D.

/s/ Erin Butler	Senior Vice President, Finance and Administration (Principal Accounting Officer)	March 10, 2026
Erin Butler

/s/Jonathan Jian Wang	Chair of the Board	March 10, 2026
Jonathan Jian Wang

/s/ David P. Bonita	Lead Independent Director	March 10, 2026
David P. Bonita, M.D.

/s/ Joseph P. Slattery	Director	March 10, 2026
Joseph P. Slattery

	Director	March 10, 2026
Otello Stampacchia, Ph.D.

	Director	March 10, 2026
Weiguo Su, Ph.D.

IMAGENEBIO, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ImageneBio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ImageneBio, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred shares and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue from product sales and has incurred operating losses and negative cash flows from operations since inception. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 10, 2026

We have served as the Company’s auditor since 2024.

IMAGENEBIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$94,532	$12,118
Marketable securities	40,817	—
Prepaid expenses and other current assets (1)	4,939	350
Total current assets	140,288	12,468
Non-current assets:
Operating lease right-of-use assets, net	790	547
Promissory note receivable from related party (Note 10)	7,020	—
Other non-current assets	4,878	1,019
Deferred offering costs	—	1,888
Total assets	$152,976	$15,922
Liabilities, Redeemable Convertible Preferred Shares and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,439	$5,290
Accrued expenses and other current liabilities	7,533	3,460
Deferred revenue, current	—	650
Lease liabilities, current	2,262	309
Term loan	—	7,500
Total current liabilities	$11,234	17,209
Non-current liabilities:
Lease liabilities, non-current	713	239
CVR liability due to related party (Note 10)	7,020
Other non-current liabilities	870	—
Total liabilities	$19,837	17,448
Commitments and contingencies (Note 14)
Redeemable convertible preferred shares:
Redeemable convertible preferred shares - $0.00005 par value; no shares and 2,905,696 shares authorized as of December 31, 2025 and December 31, 2024, respectively; no shares and 2,163,434 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $0 and $163,575 as of December 31, 2025 and December 31, 2024, respectively	—	159,039
Total redeemable convertible preferred shares	—	159,039
Stockholders’ equity (deficit):
Series A convertible preferred shares - $0.00005 par value; no shares authorized as of December 31, 2025 and 994,869 shares authorized, issued and outstanding as of December 31, 2024	—	18,967
Preferred Stock - $0.001 par value, 10,000,000 shares authorized as of December 31, 2025 and none authorized as of December 31, 2024, respectively; no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Voting Common stock - $0.001 par value, 142,000,000 and 57,119,423 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 10,650,925 and 1,409,884 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	11	1
Non-Voting Common Stock - $0.001 par value, 8,000,000 shares authorized as of December 31, 2025 and none authorized as of December 31, 2024, respectively; 530,714 shares and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	363,094	2,158
Accumulated deficit	(230,053)	(179,900)
Accumulated other comprehensive income (loss)	87	(1,791)
Total stockholders’ equity (deficit)	133,139	(160,565)
Total liabilities, redeemable convertible preferred shares and stockholders’ equity (deficit)	$152,976	$15,922

The accompanying notes are an integral part of these consolidated financial statements

(1)
Includes related party amount of $0.7 million and zero at December 31, 2025 and December 31, 2024, respectively.

IMAGENEBIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
License revenue	$800	$3,500
Operating expenses:
Research and development (1)	28,525	32,109
General and administrative (2)	20,726	8,391
Total operating expenses	49,251	40,500
Loss from operations	(48,451)	(37,000)
Other income (expense):
Interest income, net	2,035	374
Other income, net	717	71
Total other income, net	2,752	445
Loss before income taxes	(45,699)	(36,555)
Income tax benefit (provision)	350	(13)
Net loss	$(45,349)	$(36,568)
Accretion of redeemable convertible preferred shares	7,046	11,816
Net loss attributable to common stockholders	$(52,395)	$(48,384)
Loss per share – basic and diluted:
Common stock	$(9.64)	$(22.10)
Series A convertible preferred shares	$(9.64)	$(22.10)
Weighted average shares used to compute basic and diluted loss per share:
Common stock	4,870,906	1,194,172
Series A convertible preferred shares	561,487	994,869
Comprehensive loss:
Net loss	$(45,349)	$(36,568)
Other comprehensive loss:
Unrealized gain on marketable securities	87	—
Foreign currency translation adjustment	(29)	(38)
Total comprehensive loss	$(45,291)	$(36,606)

The accompanying notes are an integral part of these consolidated financial statements

(1)
Includes total related party amount of $(0.6) million for the year ended December 31, 2025, and zero for the year ended December 31, 2024, respectively. See Note 10 for additional information.
(2)
Includes total related party amount of $0.1 million for the year ended December 31, 2025, and zero for the year ended December 31, 2024, respectively. See Note 10 for additional information.

IMAGENEBIO, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Redeemable Convertible Preferred Shares		Series A Convertible Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	2,163,434	$147,223	994,869	$18,967	980,802	$1	$9	$(143,332)	$(1,753)	$(126,108)
Issuance of common stock pursuant to Hutchmed Agreement	—	—	—	—	429,082	—	13,965	—	—	13,965
Accretion of Redeemable Convertible Preferred Shares to redemption value	—	11,816	—	—	—	—	(11,816)	—	—	(11,816)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(38)	(38)
Net loss	—	—	—	—	—	—	—	(36,568)	—	(36,568)
Balance at December 31, 2024	2,163,434	$159,039	994,869	$18,967	1,409,884	$1	$2,158	$(179,900)	$(1,791)	$(160,565)
Stock based compensation	—	—	—	—	—	—	15,391	—	—	15,391
Accretion of Redeemable Convertible Preferred Shares to redemption value	—	7,046	—	—	—	—	(2,242)	(4,804)	—	(7,046)
Exchange of redeemable convertible preferred shares and convertible preferred shares into common stock upon the closing of the reverse recapitalization	(2,163,434)	(166,085)	(994,869)	(18,967)	3,158,303	3	185,049	—	—	166,085
Issuance costs in connection with reverse recapitalization	—	—	—	—	—	—	(9,260)	—	—	(9,260)
Issuance of common stock to former Ikena stockholders for reverse recapitalization	—	—	—	—	4,071,927	4	83,030	—	—	83,034
Issuance of common stock in PIPE Financing, net of issuance costs of $3.9 million	—	—	—	—	2,508,337	3	71,127	—	—	71,130
Forgiveness of term loan in connection with reverse recapitalization	—	—	—	—	—	—	22,989	—	—	22,989
Issuance of restricted stock units in connection with the reverse recapitalization	—	—	—	—	31,425	—	—	—	—	—
Distribution of Legacy Inmagene CVR to Legacy Inmagene Stockholders	—	—	—	—	—	—	(6,720)	—	—	(6,720)
Non-OX40 Divestiture	—	—	—	—	—	—	1,527	—	1,820	3,347
Issuance of common stock upon exercise of stock options	—	—	—	—	1,763	—	45	—	—	45
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(29)	(29)
Net loss	—	—	—	—	—	—	—	(45,349)	—	(45,349)
Balance at December 31, 2025	—	$—	—	$—	11,181,639	$11	$363,094	$(230,053)	$87	$133,139

The accompanying notes are an integral part of these consolidated financial statements

IMAGENEBIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(45,349)	$(36,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	1,137
Non-cash interest expense	489	—
Stock-based compensation expense	15,391	—
Accretion/amortization of premium/discount of available-for-sale securities	(71)	—
Amortization of right of use-assets	634	389
Gain on early extinguishment of lease liability	(149)	—
Loss on disposal of property and equipment	—	1,274
Non-cash research and development expenses for the common stock issuable pursuant to Hutchmed Agreement	—	13,965
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,957)	(77)
Other non-current assets	(1,205)	54
Accounts payable	(2,820)	(523)
Accrued expenses and other current liabilities	(9,097)	(1,055)
Deferred revenue	(650)	510
Operating lease liabilities	(1,238)	(425)
Other long-term liabilities	(221)	-
Net cash used in operating activities	$(47,844)	$(21,319)
Cash flows from investing activities:
Cash divested in Non-OX40 divestiture	(5,215)	—
Proceeds from disposal of property and equipment	—	972
Purchases of marketable securities	(10,398)	—
Maturities and sales of marketable securities	9,799	10,151
Net cash (used in) provided by investing activities	$(5,814)	$11,123
Cash flows from financing activities:
Proceeds from term loan	15,000	7,500
Proceeds from exercise of stock options	45	—
Issuance costs in connection with reverse recapitalization	(5,338)	(594)
Cash acquired in connection with reverse recapitalization	54,631	—
Proceeds from common stock issued in PIPE Financing, net of issuance costs	71,130	—
Net cash provided by financing activities	135,468	6,906
Effects of exchange rates on cash and cash equivalents	604	87
Net increase (decrease) in cash and cash equivalents	$82,414	$(3,203)
Cash and cash equivalents, beginning of year	$12,118	$15,321
Cash and cash equivalents, end of year	$94,532	$12,118
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$23	$221
Supplemental disclosure of non-cash investing and financing information:
Accretion of redeemable convertible preferred shares	$7,046	$11,816
Deferred offering costs in accrued expenses and other current liabilities	$—	$1,294
Exchange of preferred shares into common stock upon closing of reverse recapitalization	$185,049	$—
Forgiveness of term loan upon closing of reverse recapitalization	$22,989	$—
Reverse recapitalization issuance costs in accrued expenses	$3,279	$—
Issuance of promissory note in connection with divesture	$6,720	$—
Net assets derecognized in connection with Non-OX40 Divestiture	$5,193	$—
Unrealized gain on marketable securities	$87	$—
Right-of-use assets acquired by assuming operating lease liability	$74	$—

The accompanying notes are an integral part of these consolidated financial statements

IMAGENEBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All references to common stock, options to purchase common stock, common stock share data, per share data, preferred shares and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Exchange Ratio for all periods presented, including the change from ordinary shares to common stock, unless otherwise specifically indicated or the context otherwise requires.

The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company determined that Legacy Inmagene was the accounting acquirer and Ikena was the accounting acquiree of the Merger in accordance ASC Topic 805. Management concluded that Legacy Inmagene was the accounting acquirer primarily due to: (i) the Legacy Inmagene stockholders receiving the largest portion of the voting rights in the Company following the First Merger, (ii) Legacy Inmagene’s largest shareholder retained the largest interest in the Company, (iii) Legacy Inmagene designated three of the six members to the Company’s Board of Directors on the closing of the Merger, and (iv) certain members of Legacy Inmagene’s executive management team became the management of the Company. The consolidated financial statements of the Company reflect the historical operations of Legacy Inmagene for accounting purposes together with the issuance of shares to the former stockholders of Ikena, the legal acquirer, and a recapitalization of the equity of Legacy Inmagene, the accounting acquirer.

Unless otherwise stated or the context otherwise requires, the references in this Annual Report on Form 10-K to the “Company,” “we,” “our,” or “us” refer to Legacy Inmagene together with its consolidated subsidiaries for periods prior to the Merger and to ImageneBio, Inc. together with its consolidated subsidiaries for periods following the Merger;

references to “Ikena” refer to Ikena Oncology, Inc. for periods prior to the Merger; references to “Legacy Inmagene” refer to Inmagene Biopharmaceuticals together with its consolidated subsidiaries for periods prior to the Merger; and references to “common stock” include the Company’s voting common stock (unless specific reference is made to “non-voting” common stock or the context otherwise requires) for periods following the Merger and to Legacy Inmagene’s ordinary shares for periods prior to the Merger.

PIPE Financing

Concurrently with the execution of the Merger Agreement, Ikena entered into subscription agreements with certain accredited investors (the “PIPE Investors”), pursuant to which, immediately following the closing of the Second Merger, the PIPE Investors subscribed for and purchased, and Ikena issued and sold, an aggregate of 2,508,337 shares of Ikena Common Stock in a private placement at a price of approximately $29.90 per share for aggregate gross proceeds of approximately $75.0 million (the “PIPE Financing”).

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

Pursuant to the Ikena CVR Agreement, each Ikena CVR holder will be entitled to certain rights to receive (i) 100% of the net proceeds, if any, received by the Company as a result of contingent payments (“Ikena CVR Payments”) made to the Company, such as milestone, royalty or earnout payments, received under any disposition agreements related to Ikena’s pre-Merger assets, including but not limited to IK-595 (the “Ikena CVR Assets”), including pursuant to any out-license agreements, entered into prior to the Closing Date and (ii) 90% of the net proceeds, if any, received by the Company as a result of Ikena CVR Payments received under any disposition agreements related to the Ikena CVR Assets entered into after the Closing Date and prior to the first anniversary of the Closing Date (the “Disposition Period”). Such proceeds are subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred by the Company or its affiliates, and losses incurred or reasonably expected to be incurred by the Company or its affiliates due to a third-party proceeding in connection with a disposition and certain wind-down costs. The Company has not entered into any transactions subject to the Ikena CVR Agreement. No estimated value has been attributed to the agreement as of and for the period ended December 31, 2025.

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

The Non-OX40 Divestiture resulted in Legacy Inmagene’s recognition of $1.5 million within additional paid-in capital, consisting of $5.2 million in cash transferred to BuyCo for outstanding liabilities associated with the Non-OX40 Business and other insignificant operating assets and liabilities, offset by the initial fair value of the promissory note of $6.7 million, for the period ended December 31, 2025. The Non-OX40 Divestiture represents a transaction between entities with a high degree of common ownership, and therefore, was accounted for like a common control transaction. Accordingly, the assets and liabilities transferred were derecognized at their historical carrying values, and the estimated fair value of promissory note receivable was recognized, with any difference recorded in equity. No gain or loss was recognized in the combined statement of operations in connection with this transaction. In addition, the initial estimated fair value of the corresponding Legacy Inmagene CVR liability was recorded as a dividend to the Legacy Inmagene shareholders within equity, with the related payable recorded on our consolidated balance sheet.

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

Upon the closing of the Merger, the Company paid Miragene $1.25 million as pre-payment for the Miragene Services to be provided during the Initial Term, of which $1.0 million has been recognized as operating expense for the period ended December 31, 2025. An additional $1.25 million may be payable if the Initial Term is automatically extended for the Miragene Services to be provided during such period.

The Transition Services Agreement may be terminated after the Initial Term by either party upon 60 days’ prior written notice or by Miragene after the completion by the Company of the sale or other disposition of any portion of the Company’s business, assets or properties constituting all or a majority of the IMG-007 Business (as defined in the Transition Services Agreement).

On October 23, 2025, the Company provided written notice to Miragene of its election to (i) not have the Transition Services Agreement automatically renew and (ii) extend the term for an additional six months following the end of the initial term for a subset of the Miragene Services, including services related to chemistry, manufacturing and controls, transnational sciences research and support, for total service fees payable of $0.2 million.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

The Company has not generated any revenue from product sales and has incurred significant operating losses and negative cash flows from operations since inception. The Company has incurred a net loss of $ $45.3 million and $36.6 million for the year ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the Company used net cash of $47.8 million for its operating activities. As of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of $135.3 million.

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

The Company believes its existing cash, cash equivalents and marketable securities of $135.3 million as of December 31, 2025 are sufficient to support operations through at least the next 12 months from the date of issuance of these consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of ImageneBio, Inc. and its wholly owned subsidiaries,. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, accrued research and development expenses, stock-based compensation, the fair value of common stock prior to the Merger and redeemable convertible preferred shares, the fair value of Promissory Note receivable and related CVR liability, and the amount and timing of revenue recognition. The Company bases its estimates on historical experience, known trends and other factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in facts, circumstances, and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Marketable Securities

The Company invests its excess cash balances in marketable securities and classifies its investments as available-for-sale based on facts and circumstances present at the time it purchased the securities. At each balance sheet date presented, the Company classified all of its investments in marketable securities as available-for-sale within current assets as they represent the investment of funds available for current operations. The Company reports available-for-sale securities at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the marketable securities, the Company considers all available evidence to evaluate if an impairment loss exists, and if so, adjusts the investment to market value through a charge to its consolidated statements of operations and comprehensive loss.

Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Accretion of discounts are recorded in interest income in the consolidated statements of operations and comprehensive loss.

Foreign Currency

Generally, the functional currency of the Company’s international subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ deficit.

Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the functional currency, are included in other income (expense), net, in the consolidated statements of operations and comprehensive loss. Foreign exchange gains and losses were insignificant for the years ended December 31, 2025 and 2024.

Cash and Cash Equivalents

The Company considers all time deposits, money market accounts and highly liquid investments with original maturity of three months or less from the date of purchase to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.

Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions, which, at times, may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the consolidated balance sheets.

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than the asset’s carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses for the years ended December 31, 2025 and 2024.

Leases

At contract inception, the Company determines if an arrangement is or contains a lease in accordance with ASC 842, Leases (“ASC 842”). A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Once determined to be a lease, the Company determines whether the lease is an operating or finance lease at lease commencement. For each lease, the Company records a right-of-use (“ROU”) asset and lease liability, which are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate (“IBR”) based on the information available at commencement date is used in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it’s reasonably certain that the option will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The Company has elected, as an accounting policy, to account for each lease component and non-lease components as a single lease component. This will result in the initial and subsequent measurement of the balances of the ROU asset and lease liability being greater than if the policy election was not applied.

Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented in the Company’s consolidated statements of operations and comprehensive loss in the same line item as the expense arising from fixed lease payments for operating leases.

The Company has elected, as an accounting policy, to recognize lease payments on a straight-line basis over the lease term and expense variable lease payments as incurred for leases with an initial term of twelve months or less. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company evaluates classification of operating or finance lease at inception based on certain tests. The tests include whether; (1) the lease transfers ownership of the underlying asset to the lessee by the end of the term; (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (3) the lease term is for a major part of the remaining economic life of the underlying asset; (4) the present value of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already included in the lease payments equals or exceeds substantially all of the fair value of the underlying asset; or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. In order to be classified as a finance lease, any one of the above criteria must be met. If no criteria are met, the lease shall be classified as an operating lease.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After the consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the preferred stock or in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. Deferred offering costs are recorded in other non-current assets in the consolidated balance sheet. There were zero and $1.9 million of deferred offering costs as of December 31, 2025 and 2024, respectively.

Equity Securities

Prior to Divestiture, the Company held equity securities of Celexor, as defined in Note 15. The equity securities, recorded within other non-current assets on the consolidated balance sheets, did not have a readily determinable fair value and therefore the fair value measurement alternative was elected to measure the securities at cost less impairment, if any. The Company determined that it did not have significant influence over Celexor. The equity securities of Celexor were divested in July 2025 as part of the Divestiture. During the years ended December 31, 2025 and 2024, the Company did not recognize any impairment losses on equity securities.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), which applies to all contracts with customers, except for elements of certain contracts that are within the scope of other standards, such as collaboration arrangements.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. A customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:

(i)
Identify the contract(s) with a customer;
(ii)
Identify the performance obligations in the contract, including whether they are distinct;
(iii)
Determine the transaction price, including the constraint on variable consideration;
(iv)
Allocate the transaction price to the performance obligations in the contract; and
(v)
Recognize revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. A performance obligation is a promise in an agreement to transfer a distinct good or service to the customer. If a promised good or service is not distinct, it is combined with other promised goods or services into a performance obligation.

The total consideration which the Company expects to collect in exchange for the Company’s goods or services is an estimate and may be fixed or variable. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The transaction price is re-evaluated, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Revenue is recognized when performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers. Consideration received in advance is recorded as deferred revenue and is recognized when or as the related performance obligation is satisfied.

The principal activities from which the Company generates revenue include licensing agreements and collaboration agreements. License revenue primarily represents amounts earned under agreements that license the Company’s intellectual property to other companies. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and royalties based on net sales of approved products. Collaboration revenue primarily represents amounts earned under strategic collaboration arrangements with third parties for research and other licenses, development, and commercialization of certain product candidates. Under such arrangements, consideration typically includes fixed consideration in the form of an upfront payment and variable consideration in the form of potential development, regulatory, and commercial milestone payments, license fees, funding of research and development services and preclinical and clinical material, and royalties on net sales of licensed products. See Note 15, “Collaborative Arrangements and Licensing Agreements” for further detail.

Licenses of Intellectual Property

If the Company determines the license to intellectual property is distinct from the other performance obligations identified in the agreement and the licensee can use and benefit from the license, the Company recognizes revenue from the estimated transaction price that is allocated to the license. Licensing arrangements are analyzed to determine whether the promised goods or services, which may include licenses, transfer of know-how, transfer of materials, research and development services and governance committee services, are distinct or whether they must be accounted for as part of a combined performance obligation. If the license is considered not to be distinct, the license would then be combined with other promised goods or services as a combined performance obligation. If the Company is involved in a governance committee, it assesses whether its involvement constitutes a separate performance obligation. When governance committee services are determined to be separate performance obligations, the Company determines the fair value to be allocated to this promised service.

Collaboration Arrangements

At contract inception, the Company analyzes the collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). ASC 808 does not address the recognition and measurement of collaborative arrangements and instead refers companies to use other authoritative accounting literature. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines if any element of the collaboration reflects a vendor-customer relationship and is therefore within the scope of ASC 606.

Milestone Payments

At the inception of each agreement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. For milestones that the Company does not deem to be probable of being achieved, the associated milestone payments are fully constrained, and the value of the milestone is excluded from the transaction price with no revenue being recognized. For example, milestone payments that are not within the Company’s or a collaboration partner’s control, such as regulatory-related accomplishments, are not considered probable of being achieved until those accomplishments have been communicated by the relevant regulatory authority. Once the assessment of probability of achievement becomes probable, the Company recognizes revenue for the milestone payment. At each reporting date, the Company assesses the probability of achievement of each milestone under the current license and collaboration agreements. The Company has not recognized any revenue for milestone payments for the years ended December 31, 2025 and 2024, as the achievement of each milestone under the current license and collaboration agreements was not considered probable as of the reporting date.

Royalties

For agreements with sales-based royalties, including milestone payments based on the level of sales, where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation, to which some or all of the royalty has been allocated, has been satisfied (or partially satisfied). The Company has not recognized any sales-based royalty revenue for the years ended December 31, 2025 and 2024, as there are no license agreements with related sales outstanding.

Research and Development

All research and development costs, including internal and contract research costs, are expensed as incurred. Research and development costs consist of costs incurred in performing discovery and development activities, including clinical trial costs, manufacturing of clinical material, costs associated with preclinical studies, personnel costs, stock-based compensation, depreciation and allocated facility costs, license fees and funding of outside contracted research. All costs associated with the initial research term and with the research and development program prior to regulatory approval will be expensed as research and development costs as they are incurred. Once the Company has achieved regulatory approval for commercialization, all payments associated with the acquisition of the license shall be assessed for possible capitalization. Future milestone payments related to the license shall be recorded when the underlying targets have been met.

General and Administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including benefits and stock-based compensation, for personnel in the Company’s executive and administrative functions. Additional general and administrative costs include professional fees for legal, accounting, auditing, tax, and consulting services, as well as allocated facility and office expenses. General and administrative costs are expensed as incurred.

Term Loan

The Term Loan Advances were initially recorded as the proceeds were received by the Company. There were no debt issuance costs or discounts being amortized to interest expense. The Company’s Term Loan and related accrued interest was forgiven upon completion of the reverse recapitalization (Note 9, Term Loan Advances).

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recoverability of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company measures stock-based compensation expense for all stock-based awards with service-based and performance-based vesting conditions at the grant date based on the fair value measurement of the award. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. For performance-based stock options, the Company will assess the probability of performance conditions being achieved at each reporting date and will record a cumulative catch-up adjustment to stock-based compensation in the period that the performance condition becomes probable of being achieved. Any remaining unrecognized stock-based compensation expense would be recognized using the graded-vesting method over the remaining requisite service period. The amount of stock-based compensation expense recognized in any one period related to performance-based stock options can vary based on the achievement or anticipated achievement of the performance conditions. The Company uses the straight-line method to record the expense of awards with service-based vesting conditions. The Company uses the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. Expense is adjusted for actual forfeitures of unvested awards as they occur. The Company calculates the fair value measurement of stock options using the Black-Scholes-Merton option-pricing valuation model (“Black-Scholes model”). The Black-Scholes model requires the use of subjective and complex assumptions, which determine the fair value of stock-based awards, including the option’s expected term, underlying share price, and the price volatility of the underlying shares. The Company calculates the fair value of options granted by using the Black-Scholes model with assumptions below.

•
Fair value of common stock: Because Legacy Inmagene’s common stock was not publicly traded prior to the Merger, the fair value of the Company’s common stock prior to the Merger was determined on a periodic basis, as determined by the Legacy Inmagene board of directors, with the assistance of an independent third-party valuation expert. These valuations were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Technical Practice Aid (Valuation of Privately-Held-Company Equity Securities Issued as Compensation). The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. Management considered, among other things, the Company’s business, financial condition and results of operations, including related industry trends affecting the Company’s operations; the likelihood of achieving a liquidity event, such as an initial public offering, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. Subsequent to the Merger, the Company’s common stock is publicly traded and the fair value of the common stock is readily determinable based on the closing price on respective date of the grant.
•
Risk-free interest rate: The Company bases the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
•
Expected volatility: The expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the clinical stage biopharmaceutical industry.
•
Expected term: The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it estimates the expected term assumption considering various factors, including the contractual term of the option and its vesting period.
•
Expected dividend yield: The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Interest and penalties related to unrecognized tax benefits are recognized on the income tax expense line in the consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, accrued interest or penalties were not material and included in the consolidated balance sheets.

Defined Contribution Plan

The Company has a 401(k)-retirement plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan within statutory and 401(k) plan limits. The Company made an insignificant amount of matching contributions during the years ended December 31, 2025 and 2024.

Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustment.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through providing disclosure of specific categories in the effective tax rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company prospectively adopted the guidance in its Form 10-K for the fiscal year ended December 31, 2025 and additional disclosures are included in Note 18 to the consolidated financial statements, which did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

On July 30, 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance for estimating credit losses under the current expected credit losses (CECL) model for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The guidance is effective for periods beginning after December 15, 2025 and is required to be adopted prospectively. Early adoption is permitted. The Company plans to adopt ASU No. 2025-05 during the first quarter of 2026 and does not believe the adoption will have a material impact on its consolidated financial statements.

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

On July 25, 2025, Legacy Inmagene acquired the assets and assumed the liabilities listed below as part of the reverse recapitalization (in thousands):

Cash and cash equivalents	$54,631
Marketable securities	40,060
Prepaid expenses and other current assets	2,875
Operating lease right-of-use assets, net	2,428
Other non-current assets	2,666
Accounts payable	(1,808)
Accrued expenses and other current liabilities	(11,367)
Lease liabilities, current	(3,701)
Lease liabilities, non-current	(1,658)
Other non-current liabilities	(1,092)
Net assets acquired	$83,034

Legacy Inmagene incurred transaction costs related to the reverse recapitalization of $9.3 million. This amount was recorded as a reduction to additional paid-in capital in the consolidated statements of redeemable convertible preferred shares and stockholders’ equity (deficit) for the year ended December 31, 2025.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured or disclosed at fair value by level within the fair value hierarchy (in thousands) as of December 31, 2025. There were no assets or liabilities measured at fair value as of December 31, 2024.

	Fair Value Measurements as of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market (cash equivalents)	$34,968	$34,968	$—	$—
Corporate debt securities (marketable securities)	$40,817	$—	$40,817	$—
Promissory note	$7,020	$—	$—	$7,020
Total assets at fair value	$82,805	$34,968	$40,817	$7,020

Liabilities
CVR liability	$7,020	$—	$—	$7,020
Total liabilities at fair value	$7,020	$—	$—	$7,020

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

The Company elected the fair value option and accordingly recorded the Promissory Note receivable at fair value at inception date and each period end, with changes recorded within other income (expense) on the statement of operations and comprehensive income (loss). The Company’s Promissory Note receivable is valued on a recurring basis using a probability weighted expected future payout discounted by applicable market yield of 15% and 15.2% as of July 25, 2025 (inception date) and December 31, 2025, respectively, which are Level 3 inputs.

The Company recorded a corresponding CVR liability in connection with the Promissory Note receivable, with the carrying amount equal to the fair value at inception and each period end, with changes recorded within other income (expense) on the statement of operations and comprehensive income (loss). The CVR liability and the Promissory Note have offsetting adjustments resulting from the change of their respective fair values as any payments received by the Company under the Promissory Note from BuyCo will be distributed to Legacy Inmagene CVR holders as Legacy Inmagene CVR Payments. No cash payments were made for the Promissory Note receivable or the corresponding CVR liability for the periods presented.

The following table presents the balances of the Promissory Note receivable and the corresponding CVR liability during the year ended December 31, 2025 (in thousands):

	Promissory Note Receivable	CVR Liability
Beginning Balance - January 1, 2025	$—	$—
Issuance - July 25, 2025	6,720	(6,720)
Change in fair value	300	(300)
Ending Balance - December 31, 2025	$7,020	$(7,020)

During the year ended December 31, 2025, there were no transfers into or out of Level 3.

5. Marketable Securities

The following table summarizes the Company’s available-for-sale securities as of December 31, 2025 (in thousands). There were no available-for-sale securities as of December 31, 2024.

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term Investments
Corporate debt securities	$40,730	$88	$(1)	$40,817
Total available-for-sale securities	$40,730	$88	$(1)	$40,817

Estimated Fair Value
Due in one year or less	$26,411
Due after one year	14,406
Total available-for-sale securities	$40,817

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid research and development costs	$2,135	$57
Prepaid other	1,508	129
Other receivables	1,296	83
Prepaid foreign consumption tax	—	81
Prepaid expenses and other current assets	$4,939	$350

Other Non-Current Assets

Other non-current assets as of December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Non-current deposits	$4,878	$69
Property and equipment, net	—	8
Investment in Celexor	—	942
Other non-current assets	$4,878	$1,019

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued research and development costs	$280	$654
Accrued compensation	2,888	931
Accrued professional fees	875	485
Accrued financing cost	3,326	1,294
Accrued other	164	96
Accrued expenses and other current liabilities	$7,533	$3,460

7. Property and Equipment, Net

Property and equipment, net, included in other long-term assets as of December 31, 2024, consisted of the following (in thousands):

	As of December 31,
	2025	2024
Computer equipment	—	53
Furniture and fixtures	—	61
Leasehold improvements	—	227
	—	341
Less: accumulated depreciation and amortization	—	(333)
Property and equipment, net	$—	$8

Depreciation and amortization expense was $0.4 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

8. Leases

As of December 31, 2025, the Company had two existing leases for office facilities in the United States. These leases are classified as operating lease agreements that expire at various dates from May 2026 through April 2027. The Company’s lease agreements do not include options to terminate prior to the expiration date. The lease agreements contain scheduled rent increases over the lease term. Under the terms of the lease agreements, the Company is responsible for certain property management fees, taxes, and common area maintenance expenses.

As the rate implicit in the lease was not readily determinable, the Company elected to develop and utilize the appropriate IBR as the discount rate to determine lease liabilities. The Company determined the rate used by estimating the approximate interest rate based on similar terms and payments, and in an economic environment where the leased assets are located.

As of December 31, 2025 and 2024, the weighted-average remaining lease term and discount rate related to the operating lease ROU assets and related lease liabilities were as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term — operating leases (in years)	0.9	1.8
Weighted-average discount rate — operating leases	8.56%	10.58%

Operating lease cost was $1.5 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. Variable lease cost and short-term lease costs were insignificant for the years ended December 31, 2025 and 2024.

Supplemental cash flow information related to the operating leases was as follows (in thousands):

	As of December 31,
	2025	2024
Cash paid for operating leases	$1,248	$513

The following table sets forth the remaining maturities of operating lease liabilities as of December 31, 2025 (in thousands):

2026	$2,416
2027	719
Total future minimum lease payments	3,135
Less: amount of lease payments representing interest	160
Total lease liabilities	2,975
Less: lease liabilities, current	2,262
Lease liabilities, non-current	$713

9. Term Loan Advances

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

10. Related Party Transactions

Promissory Note Receivable and CVR Liability

As discussed in Note 1, as part of the Non-OX40 Divestiture in 2025, BuyCo issued a Promissory Note to Legacy Inmagene in the amount of $8.9 million. The Promissory Note accrues interest at an annual rate of 4.61%, with interest payments due monthly in arrears, unless BuyCo elects to capitalize the interest through payment-in-kind (PIK) treatment during the term of the Promissory Note. No interest was received pursuant to the Promissory Note Receivable through December 31, 2025. The Promissory Note matures on the earlier of (i) the year 2035 or (ii) the date on which Legacy Inmagene declares the Promissory Note due and payable on or after the occurrence of an event of default. Additionally, in the event that BuyCo receives certain specified milestone or license payments, after the second anniversary of the Promissory Note, 50% of such proceeds must be used to prepay the outstanding balance of the Promissory Note. Any payments received by the Company under the Promissory Note from BuyCo will be distributed to Legacy Inmagene CVR holders as Legacy Inmagene CVR Payments.

As discussed in Note 4, the Promissory Note receivable is recorded at fair value at each period end. As of December 31, 2025, the Promissory Note receivable and related CVR liability were valued at $7.0 million.

Reimbursement of Research and Development Expenses

From July through December 2025, the Company received reimbursement of expenses incurred for agreed upon research and development activities from a related party, where one of the Company’s board members is a partner. The Company recognized $1.5 million as an offset to research and development expenses during the year ended December 31, 2025 in the consolidated statement of operations and comprehensive loss, of which $1.0 million had been received by the Company and $0.5 million was due to the Company as of December 31, 2025.

Transition Services Agreement

As described in more detail in Note 1, in connection with the Non-OX40 Divestiture, the Company entered into the Transition Services Agreement with Miragene for the provision by Miragene of certain transitional services related to the ongoing operations of the Company’s business with respect to the IMG-007 program.

11. Preferred Shares

Legacy Inmagene previously issued convertible preferred shares and redeemable convertible preferred shares. All outstanding shares of the preferred shares of Legacy Inmagene were exchanged for the Company’s common stock upon consummation of the Merger on July 25, 2025. As a result, 3,158,303 shares of common stock of the Company were issued in connection with exchange of the preferred shares.

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

12. Common Stock

The Company’s Amended and Restated Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of common stock, par value $0.001 per share, consisting of 142,000,000 shares of voting common stock and 8,000,000 shares of non-voting common stock, par value $0.001 per share. As of December 31, 2025, 10,650,925 shares of common stock and 530,714 shares of non-voting shares of common stock were issued and outstanding. Each share of voting common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of voting and non-voting common stock are entitled to receive dividends, if any, as may be declared by the Company’s Board of Directors.

As of December 31, 2025, the Company had reserved common stock for future issuances as follows:

December 31, 2025
Outstanding common stock options (Note 13)	1,122,320
Unvested restricted stock units (Note 13)	418,805
Shares available for grant under the 2025 Plan (Note 13)	649,648
Shares available for grant under the Inducement Plan (Note 13)	1,000,000
Shares available for issuance under the 2025 ESPP (Note 13)	111,816
Total	3,302,589

13. Stock-Based Compensation

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

As of December 31, 2025, the Company granted stock options to purchase 269,235 shares of common stock and restricted stock unit awards (“RSUs”) for 265,300 shares of common stock pursuant to the 2025 Plan. Additionally, there were 649,648 shares available for future grant under the 2025 Plan as of December 31, 2025.

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

As of December 31, 2025, the Company has stock options to purchase 417,005 shares of common stock outstanding under the 2019 Plan. Upon adoption of the 2025 Plan, no further grants will be made under the 2021 Plan or the 2019 Plan.

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

As of December 31, 2025, no offering periods under the 2025 ESPP have been initiated.

In July 2025, the Company’s Board of Directors adopted and approved the 2025 Inducement Plan (the “Inducement Plan”) to reserve 589,585 shares of common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). On December 18, 2025, the Board approved an amendment to the Inducement Plan to increase the maximum aggregate number of shares of common stock issuable thereunder to 1,589,585 shares of common stock.

As of December 31, 2025, the Company granted stock options to purchase 436,080 shares of common stock under the Inducement Plan and RSUs for 153,505 shares of common stock under the Inducement Plan. There were 1,000,000 shares available for future grant under Inducement Plan as of December 31, 2025.

Stock option valuation

The fair value of each award granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing valuation model (the “Black-Scholes model”). In determining the fair value of stock options granted, the following weighted average assumptions were used for year ended December 31, 2025 and 2024:

	Year Ended
	December 31, 2025	December 31, 2024
Expected dividend yield	0.00%	0.00%
Expected volatility	102.80%	99.92%
Risk-free interest rate	3.97%	3.95%
Expected term (in years)	6.02	6.02

Summary of stock options

Legacy Inmagene granted stock options where vesting was subject to service and performance-based criteria, which were assumed by the Company upon the closing of the Merger. The service condition was typically a four-year service vesting period, and the exercise of the stock options was contingent upon consummation of certain transactions of Legacy Inmagene such as a change in control, corporate transaction, or initial public offering. A corporate transaction included specific events in which Legacy Inmagene underwent a merger or reverse merger (including the Merger), the sale of substantially all assets, a liquidation or dissolution, or an acquisition, resulting in either a change of control or the loss of majority voting power by its shareholders. Legacy Inmagene also granted certain stock options with vesting that is determined based on the achievement of certain corporate and individual milestones, which were assumed by the Company. The recognition of expense for these stock options was further dependent upon the achievement of certain milestones.

The Company grants stock based awards under the 2025 Plan that generally vest over a four-year service period, with a term of ten years. In addition, the 2025 Plan allows for the acceleration of vesting of certain awards to the extent approved by the administrator of the 2025 Plan. The Company issues new shares upon exercise of stock options and vesting of restricted stock units. The Company accounts forfeitures as they occur.

The Company’s stock option activity for the year ended December 31, 2025 is summarized as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	485,555	$5.08
Granted	704,544	13.12
Exercised	(1,763)	22.68		13
Cancelled/forfeited	(66,016)	4.66
Outstanding as of December 31, 2025	1,122,320	$10.15	7.91	$2,186
Vested and expected to vest as of December 31, 2025	1,122,320	$10.15	7.91	$2,186
Exercisable as of December 31, 2025	380,086	$4.44	4.62	$2,032

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of December 31, 2025.

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2025 was $10.75 per share.

Summary of RSUs

The following table summarizes RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested, beginning of period	—	$—
Granted	450,230	9.54
Vested	(31,425)	32.55
Forfeited	—	—
Unvested, end of period	418,805	$—

The aggregate intrinsic value of RSUs vested during the year ended December 31, 2025 was approximately $0.5 million.

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

Stock-based compensation expense for stock based awards

On July 25, 2025, upon consummation of the Merger, the performance condition of exercisability and vesting of the then outstanding stock-based awards were met where applicable. Consequently, the Company recorded $14.0 million of stock-based compensation expense on the Closing Date.

Stock-based compensation expense for the year ended December 31, 2025 and 2024 was recorded as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$10,370	$—
General and administrative	5,021	—
Total	$15,391	$—

As of December 31, 2025, unrecognized stock-based compensation expense for stock option awards was $10.9 million estimated to be recognized over a period of 3.4 years.

During the year ended December 31, 2024, the Company recorded $14.0 million in research and development expense related to the issuance of common stock on the consolidated statement of operations and comprehensive loss, respectively. See Note 15 for detail on the issuance of common stock related to the Hutchmed Agreement.

14. Commitments and Contingencies

In connection with the merger, two actions were filed against the Company and its board of directors in the Supreme Court for the State of New York, County of New York, captioned Smith v. Ikena Oncology, Inc., et al., No. 653576/2025 (filed June 12, 2025) and Kent v. Ikena Oncology, Inc., et al., No. 653588/2025 (filed June 13, 2025) (collectively, the “Complaints”). The Complaints allege that the defendants filed or caused to be filed a materially incomplete and misleading registration statement with the SEC and asserts claims under New York common law for negligent misrepresentation and concealment and negligence. In addition, the Company and its board of directors have received five additional demands from purported stockholders seeking additional disclosures in the registration statement (collectively, the “Demands”). On February 27, 2026, the Complaints were voluntarily dismissed and the Company has received no additional outreach from the purported stockholders who sent the Demands.

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

15. Collaborative Arrangements and Licensing Agreements

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

On October 16, 2023, Legacy Inmagene exercised the License Option for (a) anti-OX40 mAb, and (b) the BTK (Bruton tyrosine kinase) inhibiter. Legacy Inmagene elected to pay Hutchmed the option exercise fee in the form of common stock pursuant to the Hutchmed Agreement. In February 2024, Legacy Inmagene and Hutchmed entered into a share subscription agreement whereby Legacy Inmagene agreed to issue 429,082 shares of common stock for satisfaction of the option exercise fees for the two licensed compounds. In the first quarter of 2024, Legacy Inmagene recorded $14.0 million in research and development expenses on the consolidated statements of operations and comprehensive loss.

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

During the first quarter of 2025, Legacy Inmagene and the third party entered into a settlement agreement and mutual general release pertaining to the IMG-008 Agreement, whereby Legacy Inmagene agreed to dismiss all claims against the third party related to the IMG-008 Agreement in exchange for (1) re-affirmation of full release by the third party of the $0.7 million of funds previously deposited by the third party; (2) payment of a one-time settlement amount of $0.1 million by the third party to Legacy Inmagene; and (3) amendment of the above noted IMG-013 Agreement to increase the development and regulatory milestone fees. Except as so amended, the IMG-013 Agreement remains in full force and effect in accordance with its terms, whereas the IMG-008 Agreement is effectively terminated. During the first quarter of 2025, Legacy Inmagene recognized $0.8 million of license revenue in the consolidated statement of operations and comprehensive loss.

Celexor

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

As of December 31, 2024, the Series Seed-2 Preferred Shares of Celexor were recorded within other non-current assets in the consolidated balance sheets. The Celexor shares were included in the Non-OX40 divestiture and are no longer recorded within other non-current assets in the consolidated balance sheet as of December 31, 2025.

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

16. Net Loss per Share

The Company recast its basic and diluted earnings per share computations for the effect of the exchange ratio of 0.0030510 on its outstanding common stock and Series A preferred shares during the year ended December 31, 2024, resulting from the close of the Merger which occurred on July 25, 2025.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(45,349)	$(36,568)
Less: accretion of redeemable convertible preferred shares	$(7,046)	$(11,816)
Net loss attributable to common stockholders - basic and diluted	$(52,395)	$(48,384)
Denominator:
Weighted-average common stock outstanding	4,870,906	1,194,172
Weighted-average Series A convertible preferred shares outstanding	561,487	994,869
Net loss per share attributable to common stockholders - basic and diluted	$(9.64)	$(22.10)
Net loss per share attributable to Series A convertible preferred shareholders - basic and diluted	$(9.64)	$(22.10)

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

	As of December 31,
	2025	2024
Stock options to purchase common stock	1,122,320	485,555
Unvested restricted stock units	418,805	—
Series B redeemable convertible preferred shares (as converted to common stock)	—	729,661
Series C redeemable convertible preferred shares (as converted to common stock)	—	1,215,850
Series Seed redeemable convertible preferred shares (as converted to common stock)	—	217,923
Total	1,541,125	2,648,989

17. Segment Information

The Company operates and manages its business as a single operating and reportable segment for the purpose of assessing performance and making operating decisions. The Company’s chief executive officer, who is the CODM, reviews the Company’s financial information on an aggregated basis for purposes of evaluating financial performance and allocating resources. The CODM assesses operating performance as compared to planned activities for the operating segment and decides how to allocate resources based on net loss that also is reported on the consolidated statement of operations and comprehensive loss. The Company derives license revenue primarily in the United States from research and development collaborations and manages the business activities on a consolidated basis. In addition, all segment assets are held in the United States.

In addition, the CODM is regularly provided the following significant segment financial information to assist in segment performance evaluation, resource allocation, and decision-making (in thousands):

	Year Ended December 31,
	2025	2024
License Revenue	$800	$3,500
Research and Development
Clinical research and outside services	$13,752	$12,666
Compensation and related	4,403	4,001
Other research and development expenses(a)	—	15,442
Stock-based compensation expense	10,370	—
Total research and development expense	$28,525	$32,109
General and Administrative
Compensation and related	5,182	2,645
Consulting and professional services	6,335	3,152
Other general and administrative expenses(b)	4,188	2,594
Stock-based compensation expense	5,021	—
Total general and administrative expense	$20,726	$8,391

(a)
Other research and development expenses include non-cash research and development expense for issuance of ordinary shares related to the Hutchmed Agreement of $14.0 million for the year ended December 31, 2024, and certain departmental expenses.
(b)
Other general and administrative expenses include depreciation expense, amortization expense, and certain departmental expenses.

18. Income Taxes

The Company is subject to taxation in the United States and various foreign tax jurisdictions. Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2025	2024
U.S. operations (domestic)	$34,633	$7,941
Non-U.S. operations (foreign)	11,066	28,614
Loss before provision for income taxes	$45,699	$36,555

The significant components of income tax benefits/provision are as follows:

	Year Ended December 31,
	2025	2024
Current expense:
Federal	$(383)	$—
State	33	13
Foreign	—	—
Total current expense:	$(350)	13
Deferred expense:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense:	—	—
Total income tax provision:	$(350)	$13

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis. As a result, the rate reconciliation for the year ended December 31, 2025 is presented in accordance with the new disclosure requirements, while the reconciliation for the year ended December 31, 2024 continue to be presented under disclosure requirements in effect for that period.

A reconciliation of the income tax benefits and provision for income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Year ended December 31, 2025
U.S. Federal statutory tax rate	$(9,597)	21.0%
State and local income tax, net of federal income tax effect (1)	37	(0.1)%
Foreign tax effects:
China
Foreign Rate Differential	710	(1.6)%
Change in Valuation Allowance	(25,302)	55.4%
Effects of entity disposition	25,298	(55.4)%
Cayman
Foreign Rate Differential	1,551	(3.4)%
Other foreign jurisdictions	67	(0.1)%
Tax credits
R&D Tax Credit	(564)	1.2%
Change in valuation allowance	2,000	(4.4)%
Nontaxable or nondeductible items
Stock Compensation	2,618	(5.7)%
IP Distribution	2,555	(5.6)%
Other	3	0.0%
Changes in unrecognized tax benefits	(212)	0.5%
Other	486	(1.1)%
	$(350)	0.7%

(1) State taxes in California for 2025 made up the majority (greater than 50%) of the tax effect in this category.

Year ended December 31, 2024
Domestic statutory rate	21%
Foreign rate differential	(9)%
Nondeductible expenses	(1)%
Tax credits	1%
Change in valuation allowance	(12)%
Total	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating losses and tax credit carryforwards. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$60,906	$26,214
Intellectual property sale	—	3,405
Capitalized R&D	27,389	4,185
Stock compensation	934
Other	2,547	908
Total deferred tax assets	91,776	34,712
Less: valuation allowance	(91,556)	(34,573)
Total net deferred tax assets	220	139
Deferred tax liabilities:
Operating lease right-of-use assets	(221)	(139)
Other	1	—
Total deferred tax liabilities	(220)	(139)
Total net deferred taxes	$—	$—

The valuation allowance increased by $57.0 million and by $10.0 million for the years ended December 31, 2025 and 2024, respectively, primarily due to the net operating losses carryforwards, research and development credits and capitalized research expenditures.

The following table summarizes the Company’s net operating losses and tax credit carryforwards by jurisdiction (in thousands):

	Amount at December 31, 2025	Year expiration begins
Net operating losses:
U.S. federal	$267,027	Indefinite
U.S. state	$81,521	2037
Tax credits:
U.S. federal	$1,140	2043
U.S. state	$402	Indefinite

The NOL carryforwards and the research tax credit carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred which will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the full valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the United States will not impact the Company’s effective tax rate.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, and December 31, 2024, the Company accrued no material interest and penalties.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits (in thousands):

Unrecognized tax benefit	Amount
Balance at December 31, 2023	$238
Additions based on tax positions related to the current year	75
Additions based on tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2024	$313
Additions based on tax positions related to the current year	48
Additions based on tax positions of prior years	715
Reductions for tax positions of prior years	(13)
Reductions for lapse in statute of limitations	(162)
Balance at December 31, 2025	$901

The Company is subject to income tax examination by tax authorities since inception. As of December 31, 2025, the Company is not currently under examination by any federal, state, or foreign taxing authorities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, most notably Section 174 capitalization of domestic research and development costs. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact on the Company's tax expense or effective tax rate for year ended December 31, 2025 associated with the OBBBA.