Form 10-Q
period 2026-03-31
ImageneBio, Inc.
filed 2026-05-07
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 11,279,130 shares of common stock, $0.001 par value per share, issued and outstanding.

i

EXPLANATORY NOTE

On July 25, 2025 (the “Closing Date”), the Delaware corporation formerly known as “Ikena Oncology, Inc.” (“Ikena”) completed its previously announced merger with Inmagene Biopharmaceuticals, a privately held exempted company with limited liability incorporated and existing under the laws of the Cayman Islands (“Legacy Inmagene”). The transaction was completed in accordance with the terms of the Agreement and Plan of Merger, dated as of December 23, 2024 (the “Merger Agreement”), by and among Ikena, Insight Merger Sub I, an exempted company with limited liability incorporated and existing under the laws of the Cayman Islands and a direct, wholly owned subsidiary of Ikena (“Merger Sub I”), Insight Merger Sub II, an exempted company with limited liability incorporated and existing under the laws of the Cayman Islands and a direct, wholly owned subsidiary of Ikena (“Merger Sub II”), and Legacy Inmagene, providing for the merger of Merger Sub I with and into Legacy Inmagene, with Legacy Inmagene surviving as a wholly owned subsidiary of Ikena (such transaction, the “First Merger”), and the subsequent merger of the surviving entity of the First Merger with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of Ikena (the “Second Merger” and, together with the First Merger, the “Merger”). In addition, on July 25, 2025, Ikena changed its name from “Ikena Oncology, Inc.” to “ImageneBio, Inc.”

Unless otherwise stated or the context otherwise requires, the references in this Quarterly Report to the “Company,” “we,” “our,” or “us” refer to Inmagene Biopharmaceuticals together with its consolidated subsidiaries for periods prior to the Merger and to ImageneBio, Inc. together with its consolidated subsidiaries for periods following the Merger; references to “Ikena” refer to Ikena Oncology, Inc. for periods prior to the Merger; references to “Legacy Inmagene” refer to Inmagene Biopharmaceuticals together with its consolidated subsidiaries for periods prior to the Merger and references to “common stock” refer to the Company’s common stock for periods following the Merger and to Legacy Inmagene’s ordinary shares for periods prior to the Merger.

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
•
our planned use of cash, cash equivalents and marketable securities;
•
the accuracy of our estimates regarding our cash runway, expenses, future revenue and capital requirements;
•
the sufficiency of our internal controls and procedures and our plans and ability to remediate any material weaknesses;
•
our expectations and plans regarding legal proceedings against us;
•
our ability to recognize the benefits that may be derived from the Merger, including the commercial or market opportunity of IMG-007;
•
developments and projections relating to our competitors, our industry or the market opportunities for IMG-007 or any future product candidates;
•
regulatory, political, environmental, economic and public health developments in the United States and foreign countries; and
•
other risks and uncertainties, including those under the caption “Risk Factors.”

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and undue reliance should not be placed on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in the “Risk Factors” section, which could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties to be aware of in evaluating our business. These risks include, but are not limited to, the following:

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
•
Our business is entirely dependent on the success of IMG-007 for the treatment of atopic dermatitis (“AD”) and alopecia areata (“AA”) and for other potential indications;
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
•
We rely on third parties for the manufacture of IMG-007 for development and expect to continue to do so for the foreseeable future. Our current and anticipated future dependence upon third parties for the manufacture of IMG-007 or any future product candidates increases the risk that we will not have sufficient quantities of IMG-007 or any future product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts and could impact future profit margins;
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
•
We identified a material weakness in internal control over financial reporting. If we fail to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock;
•
The market price of our common stock is expected to be volatile;
•
We will incur costs and demands upon management as a result of complying with the laws, rules and regulations affecting public companies;
•
Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel;
•
We do not anticipate that we will pay any cash dividends in the foreseeable future;
•
An active trading market for our common stock may not develop and our stockholders may not be able to resell their shares of common stock for a profit, if at all;

•
Substantial future sales of shares of our common stock could adversely affect the market price of such shares; and
•
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The material and other risks summarized above should be read together with the text of the full risk factors in the “Risk Factors” section and with the other information set forth in this Quarterly Report, including our condensed consolidated financial statements and the related notes, as well as with other documents that we file with the Securities and Exchange Commission (the “SEC”). If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full in the “Risk Factors” section, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$76,048	$94,532
Marketable securities	41,160	40,817
Prepaid expenses and other current assets	4,798	4,939
Total current assets	122,006	140,288
Operating lease right-of-use assets, net	616	790
Deposits and other non-current assets	8,330	4,878
Promissory note receivable from related party	5,730	7,020
Total assets	$136,682	$152,976
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$568	$1,439
Accrued expenses and other current liabilities	3,760	7,533
Operating lease liabilities, current	2,306	2,262
Total current liabilities	6,634	11,234
Operating lease liabilities, non-current	110	713
Other non-current liabilities	881	870
CVR liability due to related party	5,730	7,020
Total liabilities	13,355	19,837
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Voting Common stock, $0.001 par value, 142,000,000 shares authorized; 10,748,416 and 10,650,925 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	11
Non-Voting Common Stock, $0.001 par value, 8,000,000 shares authorized; 530,714 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	364,005	363,094
Accumulated other comprehensive income (loss)	(17)	87
Accumulated deficit	(240,672)	(230,053)
Total stockholders’ equity	123,327	133,139
Total liabilities and stockholders’ equity	$136,682	$152,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
License revenue	$—	$800
Operating expenses:
Research and development	5,961	4,040
General and administrative	6,118	2,755
Total operating expenses	12,079	6,795
Loss from operations	(12,079)	(5,995)
Other income (expense):
Interest income (expense)	1,129	(77)
Other income (expense), net	341	(5)
Total other income (expense), net	1,470	(82)
Loss before income taxes	(10,609)	(6,077)
Income tax expense	(10)	—
Net loss	(10,619)	(6,077)
Accretion of redeemable convertible preferred shares	—	(3,051)
Net loss attributable to common stockholders	$(10,619)	$(9,128)
Net loss per common share, basic and diluted	$(0.95)	$(3.80)
Weighted-average common shares outstanding, basic and diluted	11,211,268	2,404,832

Comprehensive loss:
Net loss	$(10,619)	$(6,077)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(104)	—
Foreign currency translation adjustment	—	(9)
Total comprehensive loss	$(10,723)	$(6,086)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

								Accumulated
	Redeemable Convertible		Series A Convertible				Additional	Other		Total
	Preferred Shares		Preferred Shares		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	—	$—	—	$—	11,181,639	$11	$363,094	$87	$(230,053)	$133,139
Issuance of common stock upon exercise of stock options	—	—	—	—	97,491	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	876	—	—	876
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	—	—	(10,619)	(10,619)
Balances at March 31, 2026	—	$—	—	$—	11,279,130	$11	364,005	$(17)	$(240,672)	$123,327

								Accumulated
	Redeemable Convertible		Series A Convertible				Additional	Other		Total
	Preferred Shares		Preferred Shares		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2024	2,163,434	$159,039	994,869	$18,967	1,409,884	$1	$2,158	$(1,791)	$(179,900)	$(160,565)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,763	—	45	—	—	45
Stock-based compensation expense	—	—	—	—	—	—	57	—	—	57
Accretion of Redeemable Convertible Preferred Shares to redemption value	—	3,051	—	—	—	—	(2,244)	—	(807)	(3,051)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Balances at March 31, 2025	2,163,434	$162,090	994,869	$18,967	1,411,647	$1	$16	$(1,800)	$(186,784)	$(169,600)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,619)	$(6,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	876	57
Amortization of right-of-use assets	174	78
Accretion of discounts on marketable securities, net	(7)	—
Non-cash interest expense	—	118
Depreciation and amortization expense	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	141	(1,793)
Deposits and other non-current assets	(3,452)	—
Accounts payable	(871)	1,425
Accrued expenses and other current liabilities	(494)	(306)
Deferred revenue	—	(650)
Other non-current liabilities	11	—
Operating lease liabilities	(559)	(84)
Net cash used in operating activities	(14,800)	(7,230)
Cash flows from investing activities:
Purchases of marketable securities	(10,937)	—
Maturities of marketable securities	10,497	—
Net cash used in investing activities	(440)	—
Cash flows from financing activities:
Proceeds from exercise of stock options	35	45
Payment of issuance costs in connection with reverse recapitalization	(3,279)	—
Payment of deferred offering costs	—	(18)
Net cash provided by (used in) financing activities	(3,244)	27
Effect of exchange rate changes on cash and cash equivalents	—	3
Net change in cash and cash equivalents	(18,484)	(7,200)
Cash and cash equivalents at beginning of period	94,532	12,118
Cash and cash equivalents at end of period	$76,048	$4,918
Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred shares	$—	$3,051
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$3,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGENEBIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Nature of Business and Basis of Presentation

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source suppliers, patentability of the Company’s product candidate and processes and clinical efficacy and safety of the Company’s product candidate, compliance with government regulations and the need to obtain additional financing to fund operations. IMG-007 or any product candidate the Company may develop will require significant additional research and development efforts, including extensive clinical trials, and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting.

There can be no assurance that any future research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any product candidate developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if any future product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. The accompanying condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, are unaudited. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the condensed results of its operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The condensed results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K on file with the SEC.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Merger

On July 25, 2025 (the “Closing Date”), the Delaware corporation formerly known as “Ikena Oncology, Inc.” (“Ikena”) completed its previously announced merger with Inmagene Biopharmaceuticals, a privately held exempted company with limited liability incorporated and existing under the laws of the Cayman Islands (“Legacy Inmagene”). The transaction was completed in accordance with the terms of the Agreement and Plan of Merger, dated as of December 23, 2024 (the “Merger Agreement”), by and among Ikena, Insight Merger Sub I, an exempted company with limited liability incorporated and existing under the laws of the Cayman Islands and a direct, wholly owned subsidiary of Ikena (“Merger Sub I”), Insight Merger Sub II, an exempted company with limited liability incorporated and existing under the laws of the Cayman Islands and a direct, wholly owned subsidiary of Ikena (“Merger Sub II”), and Legacy Inmagene, providing for the merger of Merger Sub I with and into Legacy Inmagene, with Legacy Inmagene surviving as a wholly owned subsidiary of Ikena (such transaction, the “First Merger”), and the subsequent merger of the surviving entity of the First Merger with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of Ikena (the “Second Merger” and, together with the First Merger, the “Merger”). In addition, on July 25, 2025, Ikena changed its name from “Ikena Oncology, Inc.” to “ImageneBio, Inc.”

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

All references to common stock, options to purchase common stock, common stock share data, per share data, preferred shares and related information contained in these condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Exchange Ratio for all periods presented, including the change from ordinary shares to common stock, unless otherwise specifically indicated or the context otherwise requires.

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. The Company determined that Legacy Inmagene was the accounting acquirer and Ikena was the accounting acquiree of the Merger in accordance with ASC Topic 805. Management concluded that Legacy Inmagene was the accounting acquirer primarily due to: (i) the Legacy Inmagene stockholders receiving the largest portion of the voting rights in the Company following the First Merger, (ii) Legacy Inmagene’s largest shareholder retained the largest interest in the Company, (iii) Legacy Inmagene designated three of the six members to the Company’s board of directors on the closing of the Merger, and (iv) certain members of Legacy Inmagene’s executive management team became the management of the Company. The condensed consolidated financial statements of the Company reflect the historical operations of Legacy Inmagene for accounting purposes together with the issuance of shares to the former stockholders of Ikena, the legal acquirer, and a recapitalization of the equity of Legacy Inmagene, the accounting acquirer.

Unless otherwise stated or the context otherwise requires, the references in these condensed consolidated financial statements to the “Company,” refer to Legacy Inmagene together with its consolidated subsidiaries for periods prior to the Merger and to ImageneBio, Inc. together with its consolidated subsidiaries for periods following the Merger; references to “Ikena” refer to Ikena Oncology, Inc. for periods prior to the Merger; references to “Legacy Inmagene” refer to Inmagene Biopharmaceuticals together with its consolidated subsidiaries for periods prior to the Merger; and references to “common stock” include the Company’s common stock for periods following the Merger and to Legacy Inmagene’s ordinary shares for periods prior to the Merger.

2025 PIPE Financing

Concurrently with the execution of the Merger Agreement, Ikena entered into subscription agreements with certain accredited investors (the “2025 PIPE Investors”), pursuant to which, immediately following the closing of the Second Merger, the 2025 PIPE Investors subscribed for and purchased, and Ikena issued and sold, an aggregate of 2,508,337 shares of common stock in a private placement at a price of $29.90 per share for aggregate gross proceeds of $75.0 million (the “2025 PIPE Financing”).

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

Pursuant to the Ikena CVR Agreement, each Ikena CVR holder will be entitled to certain rights to receive (i) 100% of the net proceeds, if any, received by the Company as a result of contingent payments (“Ikena CVR Payments”) made to the Company, such as milestone, royalty or earnout payments, received under any disposition agreements related to Ikena’s pre-Merger assets, including but not limited to IK-595 (the “Ikena CVR Assets”), including pursuant to any out-license agreements, entered into prior to the Closing Date and (ii) 90% of the net proceeds, if any, received by the Company as a result of Ikena CVR Payments received under any disposition agreements related to the Ikena CVR Assets entered into after the Closing Date and prior to the first anniversary of the Closing Date (the “Disposition Period”). Such proceeds are subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred by the Company or its affiliates, and losses incurred or reasonably expected to be incurred by the Company or its affiliates due to a third-party proceeding in connection with a disposition and certain wind-down costs. The Company has not entered into any transactions subject to the Ikena CVR Agreement. No estimated value has been attributed to the agreement for the periods presented.

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

As part of the Non-OX40 Divestiture, Miragene Co, a newly formed private company (“BuyCo”), held by the holders of Legacy Inmagene’s outstanding shares prior to the Merger, purchased from Legacy Inmagene all of the outstanding share capital of Miragene (holding the Non-OX40 Business) in exchange for a promissory note in the amount of $8.9 million issued by BuyCo to Legacy Inmagene (the “Promissory Note”). BuyCo has been identified as a related party to the Company as there are shareholders in common and the Miragene CEO is a member of the Company's board of directors.

As a result of the Non-OX40 Divestiture, IMG-007, a non-depleting anti-OX40 monoclonal antibody, for the treatment of atopic dermatitis and other potential indications, became the only product candidate of the Company in clinical development.

The Non-OX40 Divestiture resulted in Legacy Inmagene’s recognition of $1.5 million within additional paid-in capital, comprised of ($5.2) million in net assets, consisting of $5.2 million in cash transferred to BuyCo for outstanding liabilities associated with the Non-OX40 Business and other insignificant operating assets and liabilities, offset by the initial fair value of the promissory note of $6.7 million during 2025. The Non-OX40 Divestiture represents a transaction between entities with a high degree of common ownership, and therefore, was accounted for like a common control transaction. Accordingly, the assets and liabilities transferred were derecognized at their historical carrying values, and the estimated fair value of promissory note receivable was recognized, with any difference recorded in equity. No gain or loss was recognized in the consolidated statements of operations and comprehensive loss in connection with this transaction. In addition, the initial estimated fair value of the corresponding Legacy Inmagene CVR liability was recorded as a dividend to the Legacy Inmagene shareholders within equity, with the related payable recorded on the Company's consolidated balance sheets.

Transition Services Agreement

In connection with the Non-OX40 Divestiture, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”) with Miragene for the provision by Miragene of certain transitional services related to the ongoing operations of the Company’s business with respect to the IMG-007 program (see Note 7).

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to continue to incur losses as it invests in research and development activities to advance its existing and potential future research programs and incurs ongoing costs associated with operating as a public company. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. If the Company obtains regulatory approval for its product candidate or any future product candidates and starts to generate revenue, it expects to incur significant expenses related to developing its internal commercialization capability to support product sales, marketing, and distribution. The Company incurred a net loss of $10.6 million for the three months ended March 31, 2026 and has an accumulated deficit of $240.7 million as of March 31, 2026. The Company believes its existing cash, cash equivalents and marketable securities of $117.2 million as of March 31, 2026, together with $30.0 million of gross proceeds received in April 2026 from a private placement of pre-funded warrants (see Note 12), are sufficient to support operations through at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

The Company will need substantial additional funding to support its operating activities as it advances its product candidate or any future product candidates through development, seeks regulatory approval and prepares for and, if its product candidate or any future product candidates are approved, proceeds to commercialization. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operating activities through a combination of equity offerings, debt financings and license and collaboration agreements. Adequate funding may not be available to the Company on acceptable terms, or at all.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, accrued research and development expenses, stock-based compensation and the fair value of the Promissory Note receivable and related CVR liability. The Company bases its estimates on historical experience, known trends and other factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in facts, circumstances, and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Recently Adopted Accounting Pronouncements

On July 30, 2025, the FASB issued ASU No. 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance for estimating credit losses under the current expected credit losses (CECL) model for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The guidance is effective for periods beginning after December 15, 2025 and is required to be adopted prospectively. The Company adopted ASU No. 2025-05 during the first quarter of 2026 and the adoption did not have a material impact on its condensed consolidated financial statements.

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

3. Reverse Recapitalization

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. At the effective time of the Merger, the assets of Ikena primarily consisted of cash and cash equivalents, marketable securities, as well as other nominal assets, including prepaid expenses and other current assets, operating lease right-of-use assets, and other non-current assets. Ikena did not have significant operating activities immediately prior to the closing of the Merger. Under such reverse recapitalization accounting, the assets and liabilities of Ikena were recorded at their fair value in the Company’s financial statements at the effective time of the reverse recapitalization, which approximated carrying value. No goodwill or intangible assets were recognized as a result of the reverse recapitalization.

On July 25, 2025, Legacy Inmagene acquired the assets and assumed the liabilities listed below as part of the reverse recapitalization (in thousands):

Cash and cash equivalents	$54,631
Marketable securities	40,060
Prepaid expenses and other current assets	2,875
Operating lease right-of-use assets, net	2,428
Other non-current assets	2,666
Accounts payable	(1,808)
Accrued expenses and other current liabilities	(11,367)
Lease liabilities, current and non-current	(5,359)
Other non-current liabilities	(1,092)
Net assets acquired	$83,034

Legacy Inmagene incurred transaction costs related to the reverse recapitalization of $9.3 million. This amount was recorded as a reduction to additional paid-in capital during the third quarter of 2025.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,213	$—	$—	$35,213
Marketable securities:
Corporate bonds	—	41,160	—	41,160
Promissory note	—	—	5,730	5,730
Total assets	$35,213	$41,160	$5,730	$82,103
Liabilities:
CVR liability	$—	$—	$5,730	$5,730

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,968	$—	$—	$34,968
Marketable securities:
Corporate bonds	—	40,817	—	40,817
Promissory note	—	—	7,020	7,020
Total assets	$34,968	$40,817	$7,020	$82,805
Liabilities:
CVR liability	$—	$—	$7,020	$7,020

Money market funds are valued based on quoted market prices, representing a Level 1 measurement within the fair value hierarchy. Corporate debt securities are valued using a market approach based on prices and other relevant information generated by market transactions involving similar instruments. Valuations are obtained from third-party pricing services, which use observable inputs including benchmark yields, reported trades, broker quotes, benchmark securities, and other market-related data. As the valuations are based on observable market inputs for similar instruments, rather than quoted prices for identical instruments in active markets, these securities are classified as Level 2 within the fair value hierarchy.

The Company elected the fair value option and accordingly recorded the Promissory Note receivable at fair value at inception date (July 25, 2025) and each period end, with changes recorded within other income (expense) in the consolidated statements of operations and comprehensive loss. The Company believes the fair value option best reflects the economics of the underlying transaction. The Company’s Promissory Note receivable is valued on a recurring basis using a probability weighted expected future payout discounted by applicable market yield of 15.8% and 15.2% as of March 31, 2026 and December 31, 2025, respectively, which are Level 3 inputs.

The Company recorded a corresponding CVR liability in connection with the Promissory Note receivable, with the carrying amount equal to the fair value at inception and each period end, with changes recorded within other income (expense) in the consolidated statements of operations and comprehensive loss. The CVR liability and the Promissory Note have offsetting adjustments resulting from the change of their respective fair values as any payments received by the Company under the Promissory Note from BuyCo will be distributed to Legacy Inmagene CVR holders as Legacy Inmagene CVR Payments. No cash payments were made for the Promissory Note receivable or the corresponding CVR liability for the periods presented.

The following table presents the changes in fair value of the Promissory Note receivable and the corresponding CVR liability during the three months ended March 31, 2026 (in thousands):

	Promissory
	Note Receivable	CVR Liability
Balances at December 31, 2025	$7,020	$7,020
Change in fair value	(1,290)	$(1,290)
Balances at March 31, 2026	$5,730	$5,730

During the three months ended March 31, 2026, there were no transfers into or out of Level 3.

5. Marketable Securities

The following tables summarize the Company’s available-for-sale securities (in thousands):

	March 31, 2026
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate bonds	$41,177	$25	$(42)	$41,160
Total marketable securities	$41,177	$25	$(42)	$41,160

	December 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate bonds	$40,730	$88	$(1)	$40,817
Total marketable securities	$40,730	$88	$(1)	$40,817

The following table provides the maturity of the Company's available-for sale securities as of March 31, 2026 (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
Due within one year	$26,252	$26,265
Due after one year through two years	14,925	14,895
	$41,177	$41,160

6. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued external research and development expenses	$379	$280
Accrued compensation	2,009	2,888
Accrued consulting and professional fees	1,008	875
Accrued financing costs	48	3,326
Accrued other	316	164
Total accrued expenses and other current liabilities	$3,760	$7,533

Deposits and Other Non-Current Assets

Deposits and other non-current assets primarily include deposits related to clinical trials of $6.6 million and $3.2 million as of March 31, 2026 and December 31, 2025, respectively.

Other Non-Current Liabilities

Other non-current liabilities primarily include liabilities related to uncertain tax positions of $0.8 million as of March 31, 2026 and December 31, 2025.

7. Related Party Transactions

Promissory Note Receivable and CVR Liability

As discussed in Note 1, as part of the Non-OX40 Divestiture in 2025, BuyCo issued a Promissory Note to Legacy Inmagene in the amount of $8.9 million. The Promissory Note accrues interest at an annual rate of 4.61%, with interest payments due monthly in arrears, unless BuyCo elects to capitalize the interest through payment-in-kind (PIK) treatment during the term of the Promissory Note. No interest was received pursuant to the Promissory Note Receivable through March 31, 2026. The Promissory Note matures on the earlier of (i) the year 2035 or (ii) the date on which Legacy Inmagene declares the Promissory Note due and payable on or after the occurrence of an event of default. Additionally, in the event that BuyCo receives certain specified milestone or license payments, after the second anniversary of the Promissory Note, 50% of such proceeds must be used to prepay the outstanding balance of the Promissory Note. Any payments received by the Company under the Promissory Note from BuyCo will be distributed to Legacy Inmagene CVR holders as Legacy Inmagene CVR Payments. The Promissory Note receivable is recorded at fair value at each period end (see Note 4).

Transition Services Agreement

In connection with the Non-OX40 Divestiture, the Company entered into the Transition Services Agreement on July 25, 2025 with Miragene for the provision by Miragene of certain transitional services related to the ongoing operations of the Company’s business with respect to the IMG-007 program, which may include services related to chemistry, manufacturing and controls, regulatory affairs, clinical trial support and operations, translational science research and support, bioanalysis, pharmacovigilance (collectively, the “Miragene Services”).

The initial term of the Transition Services Agreement was six months (the “Initial Term”), with an automatic six-month renewal provision unless written notice was provided. In addition, the Company could extend the Initial Term with respect to any or all of the Miragene Services for up to an additional 12 months upon 60 days’ prior written notice prior to the end of the Initial Term. The Transition Services Agreement may be terminated after the Initial Term by either party upon 60 days’ prior written notice or by Miragene after the completion by the Company of the sale or other disposition of any portion of the Company’s business, assets or properties constituting all or a majority of the IMG-007 Business (as defined in the Transition Services Agreement). On October 23, 2025, the Company provided written notice to Miragene of its election to (i) not have the Transition Services Agreement automatically renew and (ii) extend the term for an additional six months following the end of the initial term for a subset of the Miragene Services, including services related to chemistry, manufacturing and controls, translational sciences research and support.

During the three months ended March 31, 2026, the Company recorded research and development expense of $0.3 million and general and administrative expense of less than $0.1 million in the condensed consolidated statements of operations and comprehensive loss and paid $0.2 million to Miragene for services under the Transition Services Agreement. As of March 31, 2026 and December 31, 2025, the Company had prepaid expenses of $0.1 million and $0.2 million, respectively, related to prepayments made under the Transition Services Agreement.

Reimbursement of Research and Development Expenses

Since July 25, 2025, the Company received reimbursement of expenses incurred for agreed upon research and development activities from a related party, where one of the Company’s board members is a partner. During the three months ended March 31, 2026, the Company recorded less than $0.1 million as an offset to research and development expenses in the condensed consolidated statements of operations and comprehensive loss, which amount was included as a receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2026. As of December 31, 2025, $0.5 million was included as a receivable in prepaid expenses and other current assets, which amount was received by the Company during the three months ended March 31, 2026.

8. Stock-Based Compensation

The Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”) in connection with the Merger, which was approved by Ikena’s stockholders at its annual meeting of its stockholders on July 15, 2025 and became effective on the date immediately following the consummation of the Merger. As of the effective time of the 2025 Plan, there were 1,118,167 shares of common stock available for grant under the 2025 Plan. In addition, the number of shares reserved and available for issuance under the 2025 Plan will automatically increase on January 1 of each year for a period of 10 years, commencing on January 1, 2026 and ending on January 1, 2035, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. The 2025 Plan is a successor to and continuation of Ikena’s 2021 Stock Option and Incentive Plan, as amended (the “2021 Plan”). In addition, the Company assumed, effective as of the closing of the Merger, the Legacy Inmagene 2019 Stock Incentive Plan (the “2019 Plan”). Upon adoption of the 2025 Plan, no further grants will be made under the 2021 Plan or the 2019 Plan.

The number of shares reserved for issuance under the 2025 Plan was increased by 559,081 shares effective January 1, 2026 in accordance with the provisions of the 2025 Plan. As of March 31, 2026, 761,313 shares remain available for issuance under the 2025 Plan.

In July 2025, the Company’s board of directors adopted and approved the 2025 Inducement Plan (the “Inducement Plan”) to reserve 589,585 shares of common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). On December 18, 2025, the Company’s board of directors approved an amendment to the Inducement Plan to increase the maximum aggregate number of shares of common stock issuable thereunder to 1,589,585 shares of common stock. As of March 31, 2026, 918,558 shares remain available for issuance under the Inducement Plan.

The Company adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) in connection with the Merger, which was approved by Ikena’s stockholders at its annual meeting of its stockholders on July 15, 2025 and became effective on the date immediately following the consummation of the Merger. As of the effective time of the 2025 ESPP, there were 111,816 shares of common stock available for issuance under the 2025 ESPP. In addition, the number of shares of common stock reserved for issuance under the 2025 ESPP will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2026 and continuing through and including January 1, 2035, by an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 227,944 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The number of shares reserved for issuance under the 2025 ESPP was increased by 111,816 shares effective January 1, 2026 in accordance with the provisions of the 2025 ESPP. The first offering period began on January 16, 2026 and will end on September 15, 2026. As of March 31, 2026, no shares had been granted or purchased and 223,632 shares remained available for issuance under the 2025 ESPP.

Summary of Awards

During the three months ended March 31, 2026, the Company granted 277,630 options with an aggregate grant-date fair value of $1.4 million and 256,212 RSUs with an aggregate grant-date fair value of $1.6 million to employees of the Company.

Stock-based compensation expense

Stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$161	$57
General and administrative expenses	715	—
Total stock-based compensation expense	$876	$57

As of March 31, 2026, unrecognized stock-based compensation expense related to stock-based awards was $11.9 million, which is estimated to be recognized over a period of 3.4 years.

9. Commitments and Contingencies

Leases

There have been no material changes to the Company’s lease agreements during the three months ended March 31, 2026. For additional information on the Company's operating leases, see Note 8, Leases, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Legal Proceedings and Other Contingencies

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

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026.

Licensing Agreements with Hutchmed Limited

Upon consummation of the Merger in July 2025, the Company became the successor of the Collaboration, Option and License Agreement, as amended (the “Hutchmed Agreement”) between Legacy Inmagene and HUTCHMED Limited (formerly known as Hutchinson Medipharma Limited) (“Hutchmed”). In April 2023, Legacy Inmagene entered into an amendment to the Hutchmed Agreement which terminated portions of the Hutchmed Agreement related to one of the compounds, and extended Legacy Inmagene’s deadline for License Option exercise by an additional year to allow time for additional research to be performed on two of the remaining targets. On October 16, 2023, Legacy Inmagene exercised the License Option for (a) anti-OX40 mAb, and (b) the BTK (Bruton tyrosine kinase) inhibiter (each a “Licensed Compound”). Upon exercise of the License Option, Legacy Inmagene acquired an exclusive, worldwide, royalty-bearing license with the right to sublicense through multiple tiers, under certain patents and know-how controlled by Hutchmed and Hutchmed’s right, title and interest in the joint intellectual property to develop, manufacture and commercialize any product that contains, incorporates, or otherwise includes the Licensed Compound (the “Licensed Products”).

Hutchmed is eligible to receive up to $92.5 million for each Licensed Product upon the achievement of various development and regulatory milestones. Additionally, Hutchmed is eligible to receive up to $135.0 million for each Licensed Compound upon the achievement of various worldwide aggregate cumulative net sales milestones for the Licensed Products that contain such Licensed Compound and tiered royalty rates in the high-single-digit to low-tens percentages on a Licensed Compound-by-Licensed Compound basis for net sales of such Licensed Compounds worldwide, subject to reduction in certain circumstances. None of the payments under the Hutchmed Agreement are refundable. As of March 31, 2026, the Company has not met any of the milestones.

In connection with the Non-OX40 Divestiture, the BTK inhibiter program was sold to the BuyCo. The Company continues to actively develop the anti-OX40 mAb program.

Legacy Collaborative Arrangements

Other collaboration agreements and programs that Legacy Inmagene was a party to were divested in connection with the Non-OX40 Divestiture as described in Note 1 and the Company has no further obligations under such agreements.

10. Net Loss per Share

The Company recast its basic and diluted earnings per share computation for the three months ended March 31, 2025 for the effect of the exchange ratio of 0.0030510 resulting from the close of the Merger on July 25, 2025.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(10,619)	$(6,077)
Less: accretion of redeemable convertible preferred shares	—	(3,051)
Net loss attributable to common stockholders - basic and diluted	$(10,619)	$(9,128)
Denominator:
Weighted-average common stock outstanding	11,211,268	1,409,963
Weighted-average Series A convertible preferred outstanding	—	994,869
Total weighted-average shares outstanding	11,211,268	2,404,832
Net loss per share attributable to common stockholders - basic and diluted	$(0.95)	$(3.80)

For purposes of calculating net loss per share, the Company considered the Legacy Inmagene Series A Convertible Preferred Shares to represent a class of common stock. As a result, basic and diluted net loss per share attributable to common stockholders include Legacy Inmagene Series A Convertible Preferred Shares for the periods such shares were outstanding.

The following shares of potentially dilutive securities outstanding as of period end were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	March 31,
	2026	2025
Options to purchase common stock	1,218,418	483,815
Unvested restricted stock units	652,517	—
Redeemable convertible preferred shares (as converted to ordinary shares)	—	2,163,457
Total potentially dilutive shares	1,870,935	2,647,272

11. Segment Information

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

As a single reportable segment entity, the Company’s segment performance measure is net loss. In addition to the significant expense categories included within consolidated net loss presented in the condensed consolidated statements of operations and comprehensive loss, the below table sets forth disaggregated amounts that comprise research and development expenses and general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development:
Direct research and development expenses:
Program costs	$4,524	$3,109
Unallocated research and development expenses:
Personnel-related	1,135	874
Stock-based compensation	161	57
Other	141	—
Total research and development expenses	$5,961	$4,040
General and administrative:
Personnel-related	$2,062	$739
Stock-based compensation	715	—
Consulting and professional services	1,977	1,656
Facilities-related and other	1,364	360
Total general and administrative expenses	$6,118	$2,755

12. Subsequent Events

Securities Purchase Agreement

On April 12, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”), pursuant to which the Company agreed to sell and issue pre-funded warrants to purchase shares of voting common stock (such shares subject to the pre-funded warrants, the “Warrant Shares”), in a private placement transaction (the “Private Placement”).

The closing of the Private Placement occurred on April 14, 2026 (the “Closing”). At the Closing, the Company issued and sold pre-funded warrants to purchase up to 5,770,335 Warrant Shares at a purchase price of $5.199 per Warrant Share to the Investors, for gross proceeds to the Company of $30.0 million pursuant to the Purchase Agreement.

The pre-funded warrants have an exercise price of $0.001 per Warrant Share, subject to customary adjustments, and are exercisable at any time after original issuance and will not expire until exercised in full. The pre-funded warrants are also exercisable on a net exercise “cashless” basis. The pre-funded warrants may not be exercised if the aggregate number of shares of voting common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation, not to exceed 19.99%.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to prepare and file, within three business days following August 1, 2026, subject to certain allowable delays, a registration statement with the SEC to register for resale the Warrant Shares, and generally to cause the applicable registration statement to promptly become effective. Certain cash penalties will apply to the Company in the event of registration failures, as described in the Registration Rights Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and the audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, filed with the SEC on March 10, 2026. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law.

Overview

We are a clinical-stage biopharmaceutical company developing therapeutics for patients with immunological, autoimmune and inflammatory diseases. Our lead asset, IMG-007, is a non-depleting anti-OX40 monoclonal antibody that binds specifically to OX40 receptor on activated T cells to block receptor binding to OX40 ligand (“OX40L”). IMG-007 is being developed to potentially treat multiple autoimmune and inflammatory diseases and disorders, with initial evaluation in AD and AA. OX40 signaling is thought to be important in driving the pathogenesis of a spectrum of immunological, autoimmune and inflammatory diseases, including additional dermatological diseases, respiratory, gastrointestinal, and rheumatic diseases. IMG-007 is initially being developed for the treatment of AD and AA, and we believe it has further “pipeline within a product” potential. We may explore additional indications with IMG-007 such as asthma, rheumatoid arthritis, and hidradenitis suppurativa, among others.

A multi-country Phase 2b dose-finding AD study began in 2025 and is progressing under an amended protocol. The amendment enables optimized dosing of patients with a range of dose exposures. Topline data from the Phase 2b clinical trial is expected in the fourth quarter of 2027.

We expect to initiate a Phase 2 study in AA by the end of 2026. The study objectives will be characterization of the benefit-risk of IMG-007 and dose selection for future pivotal studies. We expect to have initial data from the Phase 2 study in AA in 2028.

In April 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”), pursuant to which we issued and sold pre-funded warrants to purchase up to 5,770,335 shares of voting common stock (the “Warrant Shares”) at $0.001 per share, in a private placement transaction (the “Private Placement”) at a purchase price of $5.199 per Warrant Share to the Investors for gross proceeds of $30.0 million.

Completion of the Reverse Merger, Non-OX40 Divestiture and 2025 PIPE Financing

On July 25, 2025, we completed the Merger. In connection with the completion of the Merger, we changed our name from “Ikena Oncology, Inc.” to “ImageneBio, Inc.” and the business conducted by us became primarily the business conducted by Legacy Inmagene.

On July 25, 2025, immediately prior to consummation of the Merger, we consummated the divestiture of the non-IMG-007 business related assets, business and operations (the “Non-OX40 Business”) controlled by us immediately prior to the Merger (the “Non-OX40 Divestiture”) by selling and transferring (including via sublicense) all of the Non-OX40 Business to Miragene Inc, a newly formed private company and our wholly owned subsidiary (“Miragene”). As part of the Non-OX40 Divestiture, Miragene Co, a newly formed private company and related party (“BuyCo”) held by the holders of outstanding Legacy Inmagene Shares prior to the Merger, purchased Miragene from us in exchange for a promissory note in the amount of $8.9 million. Any payments made under the promissory note to us will be distributed to Legacy Inmagene CVR holders as Legacy Inmagene CVR Payments.

As a result of the Non-OX40 Divestiture, IMG-007 became the only product candidate we have in clinical development. In connection with the Non-OX40 Divestiture, we entered into a Transition Services Agreement (the “Transition Services Agreement”), dated July 25, 2025, with Miragene for the provision of certain transitional services related to our ongoing IMG-007 program.

Concurrently with the execution of the Merger Agreement, and in order to provide us with additional capital for our IMG-007 program, Ikena entered into subscription agreements with certain accredited investors, pursuant to which, immediately following the closing of the Merger, Ikena issued and sold, an aggregate of 2,508,337 shares of common stock in a private placement at a price of $29.90 per share for aggregate gross proceeds of $75.0 million (the “2025 PIPE Financing”).

See Item 1 of Part I “Financial Statements––Note 1 – Organization” for additional information.

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

Components of Results of Operations

License Revenue

We have not generated any revenue from product sales. Our revenue has been derived from license payments under collaboration and license agreements, which were divested in connection with the Non-OX40 Divestiture described above.

Operating Expenses

Our operating expenses consist of research and development expenses and general and administrative expenses.

Research and Development

Research and development expenses consist of costs incurred in connection with the research and development of our programs. These expenses primarily include:

•
external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), consultants, members of our scientific and therapeutic advisory boards, and contract manufacturing organizations (“CMOs”);
•
employee-related expenses, including salaries, benefits, travel, and stock-based compensation; and
•
license and sub-license fees.

We expect to continue to incur significant expenses for the foreseeable future as we seek to advance IMG-007 through clinical development, including in additional indications, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance IMG-007 or any future product candidate to regulatory approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of increased expenses.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation, for individuals in our executive, finance, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters and patent-related expenses, allocated facilities and overhead costs, including insurance and information technology, and professional and consulting fees associated with accounting, audit, tax and investor and public relations. We expect our general and administrative expenses to increase over the next several years as we continue our research and development activities, prepare for potential commercialization of IMG-007 and any future product candidates, as well as expand our operations and operate as a public company.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) consists of interest earned on cash, cash equivalents and marketable securities, including amortization of purchase premiums and accretion of discounts of marketable securities. Interest income (expense) for 2025 also included interest expense on a term loan from Ikena that was settled as part of the Merger. We no longer incur interest expense.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income (expense) unrelated to our core operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
License revenue	$—	$800	$(800)
Operating expenses:
Research and development	5,961	4,040	1,921
General and administrative	6,118	2,755	3,363
Total operating expenses	12,079	6,795	5,284
Loss from operations	(12,079)	(5,995)	(6,084)
Other income (expense):
Interest income (expense)	1,129	(77)	1,206
Other income (expense), net	341	(5)	346
Total other income (expense), net	1,470	(82)	1,552
Loss before income taxes	(10,609)	(6,077)	(4,532)
Income tax expense	(10)	—	(10)
Net loss	$(10,619)	$(6,077)	$(4,542)

License Revenue

License revenue for the three months ended March 31, 2025 related to non-OX40 programs. Following the Non-OX40 Divestiture, we no longer generate revenue under license and collaboration agreements.

Research and Development Expenses

The following table sets forth our research and development expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct research and development expenses:
Program costs	$4,524	$3,109	$1,415
Unallocated research and development expenses:
Personnel-related	1,135	874	261
Stock-based compensation	161	57	104
Other	141	—	141
Total research and development expenses	$5,961	$4,040	$1,921

Research and development expenses for the three months ended March 31, 2026 were $6.0 million compared to $4.0 million for the three months ended March 31, 2025. The increase in program costs of $1.4 million was primarily due to increased clinical trial costs related to our Phase 2b dose-finding AD study that began in 2025, partially offset by a decrease in manufacturing costs.

General and Administrative Expenses

The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Personnel-related	$2,062	$739	$1,323
Stock-based compensation	715	—	715
Consulting and professional services	1,977	1,656	321
Facilities-related and other	1,364	360	1,004
Total general and administrative expenses	$6,118	$2,755	$3,363

General and administrative expenses for the three months ended March 31, 2026 were $6.1 million compared to $2.8 million for the three months ended March 31, 2025. The increase of $3.4 million was primarily due to an increase in personnel-related expenses of $1.3 million primarily from retention and severance costs of $0.8 million as well as overall compensation increases and increased headcount, and increased stock-based compensation expense of $0.7 million. Facilities-related and other also increased by $1.0 million primarily due to an increase of $0.5 million in facilities costs primarily related to an Ikena lease that expires in April 2027 and increases in insurance costs and other costs to support our operations as a public company.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) for the three months ended March 31, 2026 consisted of $1.1 million of interest earned on our invested cash balances. Interest income (expense) for the three months ended March 31, 2025 consisted of interest expense of $0.1 million on a previously outstanding term loan from Ikena, partially offset by interest income of less than $0.1 million earned on our cash balances. Our term loan from Ikena was settled as part of the Merger and we no longer incur interest expense.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2026 of $0.3 million consisted primarily of sublease income. Other income (expense), net for the three months ended March 31, 2025 was insignificant.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have devoted substantially all of our resources to advancing the development of our portfolio of programs, organizing and staffing, business planning, raising capital, and providing general and administrative support for these operations. We have incurred recurring losses and negative cash flows from operations since our inception. For the three months ended March 31, 2026, we incurred a net loss of $10.6 million and, as of March 31, 2026, we had an accumulated deficit of $240.7 million. Prior to the Merger, we primarily funded our operations with proceeds from the sale and issuance of Inmagene preferred shares. Assets acquired in the Merger included $94.7 million of cash, cash equivalents and marketable securities. Additionally, we received gross proceeds of $75.0 million from the associated 2025 PIPE Financing.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $117.2 million. In April 2026, we received gross proceeds of $30.0 million from the Private Placement.

Cash Flows

The following table sets forth a summary of cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(14,800)	$(7,230)
Net cash used in investing activities	(440)	—
Net cash provided by (used in) financing activities	(3,244)	27

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $14.8 million, consisting primarily of our net loss of $10.6 million and net cash used by changes in our operating assets and liabilities of $5.2 million, partially offset by net non-cash charges of $1.0 million. Cash used by changes in our operating assets and liabilities primarily related to a $3.5 million increase in deposits and other non-current assets related to our clinical trials, a $1.4 million decrease in accounts payable and accrued expenses and other current liabilities and a $0.6 million decrease in operating lease liabilities.

Net cash used in operating activities for the three months ended March 31, 2025 was $7.2 million, consisting primarily of our net loss of $6.1 million and net cash used by changes in our operating assets and liabilities of $1.4 million, partially offset by non-cash charges of $0.3 million. Cash used by changes in our operating assets and liabilities primarily related to a $1.8 million increase in prepaid expenses and other current assets and a $0.7 million decrease in deferred revenue, partially offset by a $1.1 million net increase in accounts payable and accrued expenses and other current liabilities.

Changes in prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities are generally due to the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $0.4 million consisting of purchases of available-for-sale securities of $10.9 million, partially offset by maturities of available-for-sale securities of $10.5 million.

There was no cash used in or provided by investing activities for the three months ended March 31, 2025.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 of $3.2 million was primarily due to the payment of issuance costs incurred in 2025 in connection with the reverse recapitalization. Net cash provided by financing activities for the three months ended March 31, 2025 was insignificant.

Funding Requirements

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $117.2 million. In April 2026, we received gross proceeds of $30.0 million from the Private Placement. We believe that our cash, cash equivalents and marketable securities are sufficient to support operations through at least the next 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report.

We will need substantial additional funding to support our operating activities as we advance our potential product candidates through development, seek regulatory approval, and prepare for and, if any of our product candidates are approved, proceed to commercialization. Because the length of time and activities associated with successful development of IMG-007 and any future product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements will depend on many factors, including, but not limited to:

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
•
the timing and amount of the milestone or other payments made to us under any future collaboration or licensing agreements;

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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, debt financings and license and collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to obtain additional funding, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our planned operations, which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

For more information as to the risks associated with our future funding needs, see the section titled “Risk Factors—Risks Related to Our Limited Operating History, Financial Position and Need for Additional Capital.”

Contractual Obligations and Other Commitments

There have been no material changes to our cash commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. We evaluate our estimates on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Our management, with the participation of our principal executive officer and interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and interim principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as a result of a material weakness in internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings is included in Note 9 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. In addition to the risk and uncertainties described under the section titled “Special Note Regarding Forward-Looking Statements,” the risks and uncertainties described below should be carefully considered, together with all of the other information contained in this Quarterly Report, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before deciding to invest in our common stock. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our common stock could decline, and our stockholders could lose all or part of their investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the three months ended March 31, 2026 and the year ended December 31, 2025, our net losses were $10.6 million and $45.3 million, respectively. As of March 31, 2026, we had an accumulated deficit of $240.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We cannot generate any revenue from product sales unless and until we obtain regulatory approvals for IMG-007 and any future product candidates in our desired jurisdictions, successfully manufacture IMG-007 and any future product candidates, and successfully build a commercial organization. These activities will require substantial investment and significant marketing efforts. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, the competent authorities of individual EU Member States or comparable foreign regulatory authorities to perform additional preclinical studies and clinical trials or to modify any of our manufacturing processes or make other changes to IMG-007 or any future product candidates than those that we currently anticipate. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, the results of any particular quarterly or annual period should not be relied on as indications of future operating performance. If we are unable to develop, obtain regulatory approval, and successfully commercialize IMG-007 or any future product candidate either alone or with collaborators, or if revenue from IMG-007 and any future product candidates that receive regulatory approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our securities will be adversely affected.

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
•
the timing and amount of the milestone or other payments made to us under any future collaboration or licensing agreements;

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

In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Discovery and Development of our Product Candidates

Our business is entirely dependent on the success of IMG-007 for the treatment of AD and for other potential indications.

On July 25, 2025, immediately prior to consummation of the Merger, Legacy Inmagene consummated the Non-OX40 Divestiture controlled by Legacy Inmagene immediately prior to the Merger. Accordingly, our business is entirely dependent on the success of IMG-007 for the treatment of AD and other potential indications. IMG-007 is currently in Phase 2 development for the treatment of moderate-to-severe AD. We may also develop IMG-007 for other immunological, autoimmune and inflammatory diseases such as AA, asthma, rheumatoid arthritis, and hidradenitis suppurativa. We cannot give any assurance that we will generate preclinical, clinical or other data for IMG-007 for the treatment of AD or other immunological, autoimmune and inflammatory diseases sufficiently supportive to receive regulatory approval, which will be required before IMG-007 can be commercialized. We may, among other things, experience difficulties with patient recruitment, enrollment and retention, quality and provision of materials and supplies necessary to manufacture sufficient quantities of drug product to meet our current or future preclinical study and clinical trial needs on a timely basis, or safety signals or pharmacodynamic, pharmacokinetic or efficacy data that does not align with our target profile for IMG-007. IMG-007 will require significant further clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales.

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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value, approvability or commercialization of IMG-007 or any future product candidate, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others including comparable foreign regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, IMG-007 or any future product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

•
delays in or failure to obtain institutional review board (“IRB”) approval or positive ethics committee opinion at each site;
•
delays in or failure to recruit suitable patients to participate in a clinical trial;
•
delays in or failure to have patients complete a clinical trial or return for post-treatment follow-up;
•
clinical sites, CROs or other third parties deviating from trial protocol or dropping out of a trial;
•
failure to perform in accordance with the FDA’s Good Clinical Practice (“GCP”) requirements, or applicable regulatory guidelines in other countries;
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

We also cannot predict with any certainty whether or when we might complete a given clinical trial. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of IMG-007 or any future product candidates could be harmed, and our ability to generate revenue from IMG-007 or any future product candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of IMG-007 or any future product candidates.

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

Our business depends upon our ability to identify, develop and commercialize product candidates. A key element of our strategy is to develop IMG-007 for the treatment of AD and other potential indications targeting immunological, autoimmune and inflammatory diseases. We are seeking to do so through our internal research and development capabilities and may also explore additional strategic collaborations for the discovery of new product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. In addition, targets for different immunological, autoimmune and inflammatory diseases may require changes to the manufacturing processes of our CMOs or require us to identify new CMOs to manufacture our product candidates, which may slow down development of or make it impossible to manufacture our product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

In order to obtain FDA or comparable foreign regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity and potency, or efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. IMG-007 is our only product candidate in clinical development. Before we can commence clinical trials for any future product candidates, we must complete extensive preclinical testing and studies that support Investigational New Drug applications (“INDs”) in the United States and comparable applications outside the United States.

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

Moreover, because standards for preclinical assessment are evolving and may change rapidly, even if we reach an agreement with the FDA on a pre-IND proposal for a future product candidate, the FDA may not accept the IND submissions as presented and thus, our clinical trial timelines could be delayed.

The affected populations for IMG-007 or any future product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for IMG-007 or any future product candidates.

We select the indications for the development of IMG-007 and any future product candidates based on a number of factors, including the estimated patient populations where we believe there is a meaningful addressable market opportunity. However, our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with IMG-007 or any future product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for IMG-007 or any future product candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access, alternative therapies and product pricing and reimbursement. For example, we intend to prioritize evaluation and seeking approval of IMG-007 for the treatment of AD. We also intend to develop IMG-007 for other indications, such as AA. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, our incidence and prevalence estimates should be viewed with caution. Further, our data and statistical information, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. If a government shutdown occurs or if the FDA or other federal agencies otherwise experience resource constraints, it could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, any future government shutdowns or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients. We are assessing the potential impact of the proclamation on our business.

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

Unless and until we acquire and identify any new product candidates, our business will rely solely on our ability to develop and commercialize IMG-007. We license rights to IMG-007 from Hutchmed pursuant to the Hutchmed Agreement and we also license certain rights from WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) to manufacture a component of IMG-007 pursuant to the license agreement (the “Cell Line License Agreement”) and may enter into future licenses or other intellectual property-related agreements for IMG-007 or any future product candidates. Our licenses may not cover all intellectual property rights owned or controlled by our licensors or other third parties and relevant to IMG-007 or any future product candidates. If we have not obtained a license to all intellectual property rights owned or controlled by our licensors or other third parties that are relevant to IMG-007 or any future product candidate, we may need to obtain additional licenses to such intellectual property rights which may not be available on an exclusive basis, on commercially reasonable terms or at all. In addition, if our licensors breach such agreements, we may not be able to enforce such agreements against our licensors or their parent entity or affiliates. Under our Hutchmed Agreement, in exchange for licensing to us the right to develop and commercialize IMG-007, Hutchmed will be eligible to receive from us certain milestone payments and tiered royalties from commercial sales of IMG-007, if approved. In addition, under our Cell Line License Agreement, if we manufacture all of our commercial supplies of certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”) with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. Our license agreements also require us to comply with other obligations, including development and diligence obligations, providing certain information regarding our activities with respect to IMG-007 or maintaining the confidentiality of information we receive from our licensors. For example, under our Hutchmed Agreement, we are required to use commercially reasonable efforts to conduct the clinical, regulatory and other activities necessary to develop and commercialize IMG-007 in the U.S., EU and mainland China, and Hutchmed may terminate the agreement if we materially breach these obligations or if we fail to conduct any material development or commercialization with respect to IMG-007 for a continuous period of longer than 24 months, subject to certain exceptions. Any future license or intellectual property-related agreements may also contain similar provisions.

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

We rely on third parties for the manufacture of IMG-007 for development, and expect to continue to do so for the foreseeable future. Our current and anticipated future dependence upon third parties for the manufacture of IMG-007 or any future product candidates increases the risk that we will not have sufficient quantities of IMG-007 or any future product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts and could impact future profit margins.

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of IMG-007 and any future product candidates and related materials for development, as well as for commercial manufacture if IMG-007 or any future product candidates receives marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our active pharmaceutical ingredients and drug product for IMG-007 are currently provided by a single-source supplier, WuXi Biologics, and we expect to rely on this supplier for the foreseeable future. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities or otherwise substantially increase our manufacturing costs, thereby potentially disrupting the supply of material to us or requiring us to scale back our manufacturing activities. For example, the United States has recently passed legislation, namely the BIOSECURE Act, to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, on December 18, 2025, the President signed the National Defense Authorization Act (“NDAA”) for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. Government also has the ability to designate entities as BCCs through a separate designation process. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

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

Furthermore, we do not have complete control over all aspects of the manufacturing process and are dependent on our contract manufacturing partners for compliance with cGMP regulations for manufacturing both drug substances and finished drug product. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and others, they will not secure and maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or an applicable foreign authority does not approve these facilities for the manufacture of our product candidates or if the FDA or applicable foreign authority, withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market IMG-007 or any future product candidates, if approved. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements, and we may not be able to enter into new manufacturing arrangements on commercially reasonable terms or at all. In some cases, the technical skills or technology required to manufacture IMG-007 or any future product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on our third-party manufacturers or require us to obtain a license from such manufacturers in order to have another third-party manufacture IMG-007 or any future product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any product produced by the new manufacturer is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We do not currently have the ability to independently conduct certain discovery research, preclinical studies and clinical trials for our IMG-007 or any future product candidates. We rely on third parties, including CROs, academic institutions and clinical trial sites, to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon these third parties to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our third parties’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the third parties does not relieve us of our regulatory responsibilities.

We and our third parties will be required to comply with the good laboratory practices (“GLPs”) and GCPs, which are regulations and guidelines enforced by the FDA and applicable foreign authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on third parties to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the third parties does not relieve us of our regulatory responsibilities. If we or our third parties fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable foreign authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our third parties fail to comply with these regulations or fail to recruit a sufficient number of participants or ensure the collection of requisite data by clinical sites, we may be required to enroll additional participants or repeat clinical trials, which would delay the marketing approval process.

While we will have agreements governing their activities, our third parties will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by third parties, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our third parties do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, which could disrupt our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition, and results of operations. If our relationship with these third parties terminates, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms.

Switching or adding additional third parties can involve substantial cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships and contracts with our third parties, we may encounter challenges or delays in the future and we cannot make assurances that these delays or challenges will not have a negative impact on our business, financial condition and prospects.

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

We are developing IMG-007 for the treatment of moderate-to-severe AD. The key competitive factors affecting the success of IMG-007, if approved, are likely to be efficacy, safety and tolerability, convenience, presentation, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. There are several approved products for moderate-to-severe AD, such as DUPIXENT® (dupilumab), an IL-4Rα mAb marketed by Sanofi/Regeneron, ADBRY® (tralokinumab-ldrm), an IL-13 mAb marketed by Leo Pharmaceuticals, EBGLYSSTM (lebrikizumab-lbkz), an IL-13 mAb marketed by Eli Lilly and NEMLUVIO® (nemolizumab-ilto), an IL-31 mAb marketed by Galderma Laboratories, L.P. There are several approved treatments that target JAK1 or JAK2 to treat AD, including CIBINQO®(abrocitinib) marketed by Pfizer, RINVOQ® (upadacitinib) marketed by AbbVie and OLUMIANT® (baricitinib) marketed by Eli Lilly. These approved products have all demonstrated clinically significant efficacy results.

In addition, there are several other OX40/OX40L targeting agents in the pipelines of various companies. These include monotherapies, free- or fixed-dose combinations of multiple antibodies, and various bispecific constructs. Rocatinlimab, a receptor-targeting anti-OX40 mAb previously in development by Amgen and Kyowa Kirin, is engineered in its Fc region for an enhanced ADCC intended to deplete OX40-expressing T cells. Recently, Amgen returned the rights to the program fully to Kyowa Kirin and in March 2026 Kyowa Kirin announced discontinuation of rocatinlimab development studies. Abcellera is developing ABCL575, an OX40L targeting mAb. Prior to the announcement of its acquisition by BioCryst, Astria was developing STAR-0310, a receptor-targeting mAb. APG279 is a combination of zumilokibart (IL13 targeting) and APG990 (anti-OX40L mAb) being developed by Apogee Therapeutics. Navigator Medicines, a private company, is developing NAV-240, an anti-OX40LxTNFα bispecific as well as other anti-OX40L bispecifics. In addition to amlitelimab, Sanofi has several combinations and bispecifics in development with OX40 and OX40L, including brivekimig, an anti-OX40LxTNFα nanobody in development for hidradenitis suppurativa, and SAR446422, an OX40/CD28 bispecific antibody.

We are also developing IMG-007 for the treatment of AA. There are several approved Janus kinase (JAK) inhibitors for the treatment of AA, including Eli Lilly’s baricitinib, Pfizer’s ritlecitinib and Sun Pharma’s deuruxolitinib. There are several therapies in development for the treatment of AA. One of the most advanced is rezpegaldesleukin (NKRT-358), a pegylated IL-2 modulator, being developed by Nektar Therapeutics. Rezpegaldesleukin is also being developed for AD. Other therapies in development include bempikibart, an IL-7Rα antibody being developed by Q32, ATI-2138, an ITK/JAK3 inhibitor being developed by Aclaris, FB102, an anti-CD122 mAb being developed by Forte, and ALM223, and IL2 mutant fusion protein being developed by Almirall.

The enrollment and retention of patients in clinical trials for IMG-007 may be disrupted or delayed as a result of clinicians’ and patients’ perceptions as to the potential advantages of IMG-007 in relation to commercially available therapies and other programs in development, including approved products as well as any other new products that may be approved in the future.

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

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If IMG-007 or any of our future product candidates ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Coverage and reimbursement may be limited or unavailable in certain market segments for IMG-007 or any future product candidates, which could make it difficult for us to sell IMG-007 or any future product candidates, if approved, profitably.

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

In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Accordingly, the regulatory approval pathway for IMG-007 or any future product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresees a three-year transition period. On January 31, 2025, all ongoing trials became subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of IMG-007 and any future product candidates will be harmed.

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

Also, we may be subject to the following: state laws that require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental, third-party payors, including private insurers, or that apply regardless of payor; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures; state and foreign laws that require the reporting of information related to drug pricing; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and significant penalties. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of IMG-007 or any future product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

The use of IMG-007 for the treatment of moderate-to-severe AD, or other potential indications or any of our future product candidates may not become broadly accepted by physicians, patients, hospitals and others in the medical community. Factors that will influence whether IMG-007 or any future product candidates are accepted in the market include:

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to profitably sell IMG-007 or any future product candidates, if approved. In particular, in 2010 the Affordable Care Act (“ACA”) was enacted which, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including IMG-007, under the Medicaid drug rebate program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid drug rebate program, extended the Medicaid drug rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been executive, judicial and political challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how other healthcare reform measures of the current administration, if any, will impact our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, aggregate reductions to Medicare payments to providers went into effect beginning on April 1, 2013 and due to subsequent legislative amendments to the statute will stay in effect through 2032, unless additional congressional action is taken. In addition, Congress is considering health reform measures as part of other health reform initiatives.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. For example, the current administration announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare or impose price controls may adversely affect:

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to whom the CCPA applies to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state consumer privacy laws exempt some data processed in the context of clinical trials, but these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work (including our collaborators). Similar laws have passed and are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. Regulators are also increasingly scrutinizing certain personal data transfers and have proposed and enacted certain data localization or transfer requirements. For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that impacts certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours that operate in the clinical trial space and impacts our ability to engage in transactions or agreements with certain third parties.

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

Our personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we, or the third parties with whom we work (including our collaborators and third-party providers) fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

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

In addition, our product and activities may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our product, or our failure to obtain any required import or export authorization for our product, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our product may create delays in the introduction of our product in international markets or, in some cases, prevent the export of our product to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or product targeted by such regulations, could result in decreased use of our product by, or in our decreased ability to export our product to existing or potential customers with international operations. Any decreased use of our product or limitation on our ability to export or sell access to our product would likely significantly harm our business, financial condition, results of operations and prospects.

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

The OISP Regulations prohibit or require notification to the Department of the Treasury of certain transactions involving U.S. persons and persons with a qualifying nexus to China (including Hong Kong and Macau) that are engaged in specified activities in the semiconductors and microelectronics, quantum information technology, and AI sectors.

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

We are a party to the Hutchmed Agreement which is important to our business, and we may enter into additional license agreements in the future. Our Hutchmed Agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payments, royalties and other obligations on us. See Note 9 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, or, in some cases, under other circumstances, the licensor may have the right to terminate the license, in which event we would not be able to market product candidate(s) covered by the license.

The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal, scientific and factual questions, and is characterized by the existence of large numbers of patents and frequent litigation based on allegations of patent or other intellectual property infringement or violation. The standards that the United States Patent and Trademark Office (“USPTO”) and its foreign counterparts use to grant patents are not always applied predictably or uniformly. In addition, the laws of jurisdictions outside the United States may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Since patent applications in the United States and other jurisdictions are confidential for a period of time after filing, we cannot be certain that we were the first to file for patents covering our inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in the issuance of patents, or may result in the issuance of patents which fail to protect IMG-007 or any future product candidates, in whole or in part, or which fail to effectively prevent others from commercializing competitive technologies and products.

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

We also may be subject to third party claims arising from prior employment agreements or consulting agreements entered into by our officers, employees, independent contractors and consultants. Claims may include breach of nondisclosure, nonuse, noncompetition and non-solicitation provisions, intellectual property assignment and ownership, and misuse or misappropriation of intellectual property, trade secrets and other confidential information, among others. If a court of competent jurisdiction finds that we breached the provisions of third-party consulting agreements, we may be prohibited from using certain intellectual property, trade secrets and confidential information, effectively blocking our ability to seek patent protection for our inventions and halting the progress of our clinical development and commercialization efforts.

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

Competitors may infringe our patents or other intellectual property. If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering IMG-007 or any future product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States and in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, lack of written description, or non-enablement. Third parties might allege unenforceability of our patents because during prosecution of the patent an individual connected with such prosecution withheld relevant information or made a misleading statement. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution, but that an adverse third party may identify and submit in support of such assertions of invalidity. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on IMG-007 or any future product candidates. Our patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights.

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

The USPTO, European and other patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO, European and other patent agencies over the lifetime of the patent. While an inadvertent failure to make payment of such fees or to comply with such provisions can in many cases be cured by additional payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance with such provisions will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction, or loss of entitlement or unenforceability against third parties. Non-compliance events that could result in abandonment or lapse or loss of entitlement or unenforceability of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering IMG-007 or any future product candidates or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, it can create opportunities for competitors to enter the market, which would hurt our competitive position and could impair our ability to successfully progress clinical development of or commercialize IMG-007 or any future product candidates in any indication for which they may be approved.

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

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with us prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. The need to share trade secrets and other confidential know-how increases the risk that such trade secrets and confidential know-how become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our competitive position is based, in part, on our confidential know-how and trade secrets, a competitor’s discovery of our trade secrets or confidential know-how or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is expensive, time consuming and unpredictable, and the enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Courts outside the United States are sometimes less willing to protect proprietary information, technology and know-how. Further, we may need to share our trade secrets and confidential know-how with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets or confidential know-how, although our agreements may contain certain limited publication rights. Despite our efforts to protect our trade secrets and confidential know-how, our competitors may discover them, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets or confidential know-how would impair our competitive position and have an adverse impact on our business.

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

As of March 31, 2026, we had 17 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of IMG-007 or any future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize IMG-007 or any future product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In the ordinary course of our business, we and the third parties with whom we work process confidential and sensitive data, including intellectual property, preclinical and clinical trial data, trade secrets, proprietary business information and personal information of employees, business partners and service providers (collectively, “sensitive information”) necessary to conduct our business in our and the third parties’ with whom we work data centers and networks. The secure processing, maintenance and transmission of this sensitive information is critical to our operations. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work (including our current and future CROs). Such threats are prevalent, continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel, sophisticated nation states and nation-state supported actors, including via advanced persistent threat intrusions.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We, and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced threat intrusions), ransomware attacks, supply-chain attacks, denial-of-service attacks, credential stuffing attacks, credential harvesting, server malfunction, personnel misconduct or error, software bugs, software and hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, natural disasters (such as earthquakes, fires, and floods), terrorism, war and telecommunication and electrical failures or other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive information), loss of income, significant extra expenses to restore data or systems, reputational harm and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

It may be difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment or those of third parties with whom we work to gain access to other parts of the relevant environments, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Remote work poses risks to our information technology systems and data, as our personnel utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and software and those of third parties with whom we work). We have not, and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security breach.

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

If we (or the third parties with whom we work) experience a security incident or are perceived to have experienced a security incident, we could face adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, monetary fund diversions, diversion of management attention, negative publicity; reputational harm; financial loss, interruptions in our operations (including availability of data), disruptions to our operations; and a loss of confidence in us and our ability to conduct clinical trials. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our sensitive information could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of sensitive information, we could incur liability, and the further development of IMG-007 or any future product candidates could be delayed. Further, our insurance coverage may not be sufficient to cover the financial, legal, arise from our privacy and security practices including any compromise of our data or information technology systems. We also cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Our principal executive offices are located in San Diego, California and are vulnerable to fires and earthquakes. Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, epidemic or pandemic, power outage, telecommunications failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Any similar impacts of natural or man-made disasters on our third-party CMOs and CROs, could cause delays in our clinical trials and may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If a natural disaster, power outage or other event occurred that prevented us from using our clinical sites, impacted clinical supply or the conduct of our clinical trials, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we and our CMOs and CROs have in place may prove inadequate in the event of a serious disaster or similar event. In the event of an accident or incident at these facilities, we cannot provide assurance that the amounts of insurance we currently carry will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs or CROs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs may be harmed. Any business interruption could adversely affect our business, financial condition, results of operations and prospects.

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

We currently operate in a number of jurisdictions in a highly regulated industry, and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, data privacy and security, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings that may arise from conducting our business. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the Inflation and Reduction Act and OBBBA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense.

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

We will also incur costs associated with corporate governance requirements, including requirements under the laws, rules and regulations of the SEC as well as the Nasdaq rules. These laws, rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, our management team includes executive officers, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These laws, rules and regulations also may make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition or a change in management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of management.

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with the Company.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, which is referred to as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which is referred to as the “Federal Forum Provision.” In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses in our amended and restated bylaws may limit the ability of our stockholders to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce the Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

In connection with the preparation of Legacy Inmagene’s financial statements for the years ended December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting, which had not been remediated as of March 31, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls related to the period-end financial reporting process to ensure adequate segregation of duties, including controls related to account reconciliations and journal entries. Specifically, certain personnel have incompatible duties including the ability to (i) create and post manual journal entries without an independent review and (ii) prepare and review account reconciliations. The material weakness did not result in a misstatement to our condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

4.2

Registration Rights Agreement by and among the Registrant and the parties thereto, dated July 25, 2025 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on July 29, 2025).

4.3	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on April 13, 2026).
4.4*	Registration Rights Agreement dated April 14, 2026, by and between the Registrant and the Investors.
10.1

Securities Purchase Agreement, dated April 12, 2026, by and between the Registrant and the Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on April 13, 2026).

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

ImageneBio, Inc.

Date: May 7, 2026	By:	/s/ Kristin Yarema
Kristin Yarema, PhD
Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)

Date: May 7, 2026	By:	/s/ Bob Lally
Bob Lally
Senior Vice President, Finance and Operations (Principal Accounting Officer)