Form 10-Q
period 2026-06-30
ImageneBio, Inc.
filed 2026-08-05
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 11,351,456 shares of its voting common stock, $0.001 par value per share, issued and outstanding.

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
•
the potential benefits of IMG-007, recently named olevaprubart, including as compared to our competitors’ products and product candidates;
•
our ability to maintain and protect our intellectual property rights;
•
legislative, regulatory, political and economic developments beyond our control and the potential impact on our business;
•
our plans and ability to raise significant additional capital to proceed with the development and commercialization of olevaprubart and any future product candidates and to fund our continued operations;
•
the initiation, timing and potential of planned or ongoing clinical trials for olevaprubart, including the timing for data readouts;
•
our progress, scope or timing of the development of olevaprubart, including our plans to develop olevaprubart for additional immunological and inflammatory indications;
•
expectations surrounding the potential safety, efficacy, and regulatory and clinical progress of olevaprubart and anticipated milestones and timing therefor;
•
our plans and expectations regarding our current or future collaborations;
•
our ability to successfully commercialize olevaprubart, if approved, the rate and degree of market acceptance of olevaprubart and the favorability of pricing regulations, reimbursement practices from third-party payors or healthcare reform initiatives in the United States and abroad;
•
our ability to successfully identify and validate new product candidates or additional indications for olevaprubart;
•
our planned use of cash, cash equivalents and marketable securities;
•
the accuracy of our estimates regarding our cash runway, expenses, future revenue and capital requirements;
•
the sufficiency of our internal controls and procedures and our plans and ability to remediate any material weaknesses;
•
our expectations and plans regarding legal proceedings against us;
•
our ability to recognize the benefits that may be derived from the Merger, including the commercial or market opportunity of olevaprubart;
•
developments and projections relating to our competitors, our industry or the market opportunities for olevaprubart or any future product candidates;
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
•
We will need to obtain substantial additional funding to complete the development and any commercialization of olevaprubart and any future product candidates, which may cause dilution to our stockholders. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations;
•
Our business is entirely dependent on the success of olevaprubart for the treatment of atopic dermatitis (“AD”) and alopecia areata (“AA”) and for other potential indications;
•
Clinical trials are expensive, time-consuming, difficult to design and implement, and have an uncertain outcome. Further, we may encounter substantial delays in our clinical trials;
•
If we breach our current or future licenses or other intellectual property-related agreements for olevaprubart or any future product candidates or otherwise experience disruptions to our business relationships with our current or future licensors, we could lose the ability to continue the development and commercialization of our product candidates;
•
Our rights to develop and commercialize olevaprubart are subject, in part, to the terms and conditions of licenses granted to us by others;
•
We rely on third parties for the manufacture of olevaprubart for development, and expect to continue to do so for the foreseeable future. Our current and anticipated future dependence upon third parties for the manufacture of olevaprubart or any future product candidates increases the risk that we will not have sufficient quantities of olevaprubart or any future product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts and could impact future profit margins;
•
We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively;
•
The regulatory approval process of the United States Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities is lengthy, time-consuming and inherently unpredictable, and even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval for olevaprubart or any future product candidates, and any such regulatory approval may be for a more narrow indication than we seek;
•
Even if we receive regulatory approval of olevaprubart or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with olevaprubart or any future product candidates;
•
If we are unable to obtain and maintain patent protection for olevaprubart or any future product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets;
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
•
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline; and

•
We identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$94,677	$94,532
Marketable securities	41,476	40,817
Prepaid expenses and other current assets	4,959	4,939
Total current assets	141,112	140,288
Operating lease right-of-use assets, net	521	790
Deposits and other non-current assets	7,852	4,878
Promissory note receivable from related party	2,560	7,020
Total assets	$152,045	$152,976
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$977	$1,439
Accrued expenses and other current liabilities	3,684	7,533
Operating lease liabilities, current	1,912	2,262
Total current liabilities	6,573	11,234
Operating lease liabilities, non-current	—	713
Other non-current liabilities	838	870
CVR liability due to related party	2,560	7,020
Total liabilities	9,971	19,837
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Voting Common Stock, $0.001 par value, 142,000,000 shares authorized; 11,279,130 and 10,650,925 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	11
Non-Voting Common Stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and 530,714 shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	392,964	363,094
Accumulated other comprehensive income (loss)	(51)	87
Accumulated deficit	(250,850)	(230,053)
Total stockholders’ equity	142,074	133,139
Total liabilities and stockholders’ equity	$152,045	$152,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License revenue	$—	$—	$—	$800
Operating expenses:
Research and development	6,669	5,653	12,630	9,693
General and administrative	5,115	1,705	11,233	4,460
Total operating expenses	11,784	7,358	23,863	14,153
Loss from operations	(11,784)	(7,358)	(23,863)	(13,353)
Other income (expense):
Interest income (expense)	1,248	(236)	2,377	(313)
Other income, net	374	9	715	4
Total other income (expense), net	1,622	(227)	3,092	(309)
Loss before income taxes	(10,162)	(7,585)	(20,771)	(13,662)
Income tax expense	(16)	—	(26)	—
Net loss	(10,178)	(7,585)	(20,797)	(13,662)
Accretion of redeemable convertible preferred shares	—	(3,149)	—	(6,200)
Net loss attributable to common stockholders	$(10,178)	$(10,734)	$(20,797)	$(19,862)
Net loss per common share, basic and diluted	$(0.63)	$(4.46)	$(1.52)	$(8.26)
Weighted-average common shares outstanding, basic and diluted	16,161,721	2,406,516	13,700,170	2,405,680

Comprehensive loss:
Net loss	$(10,178)	$(7,585)	$(20,797)	$(13,662)
Other comprehensive loss:
Unrealized loss on marketable securities	(34)	—	(138)	—
Foreign currency translation adjustment	—	(17)	—	(26)
Total comprehensive loss	$(10,212)	$(7,602)	$(20,935)	$(13,688)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

								Accumulated
	Redeemable Convertible		Series A Convertible				Additional	Other		Total
	Preferred Shares		Preferred Shares		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	—	$—	—	$—	11,181,639	$11	$363,094	$87	$(230,053)	$133,139
Issuance of common stock upon exercise of stock options	—	—	—	—	97,491	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	876	—	—	876
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	—	—	(10,619)	(10,619)
Balances at March 31, 2026	—	—	—	—	11,279,130	11	364,005	(17)	(240,672)	123,327
Issuance of pre-funded warrants for the purchase of common stock	—	—	—	—	—	—	28,048	—	—	28,048
Stock-based compensation expense	—	—	—	—	—	—	911	—	—	911
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	(10,178)	(10,178)
Balances at June 30, 2026	—	$—	—	$—	11,279,130	$11	$392,964	$(51)	$(250,850)	$142,074

								Accumulated
	Redeemable Convertible		Series A Convertible				Additional	Other		Total
	Preferred Shares		Preferred Shares		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2024	2,163,434	$159,039	994,869	$18,967	1,409,884	$1	$2,158	$(1,791)	$(179,900)	$(160,565)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,763	—	45	—	—	45
Stock-based compensation expense	—	—	—	—	—	—	57	—	—	57
Accretion of Redeemable Convertible Preferred Shares to redemption value	—	3,051	—	—	—	—	(2,244)	—	(807)	(3,051)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Balances at March 31, 2025	2,163,434	162,090	994,869	18,967	1,411,647	1	16	(1,800)	(186,784)	(169,600)
Accretion of Redeemable Convertible Preferred Shares to redemption value	—	3,149	—	—	—	—	—	—	(3,149)	(3,149)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	(7,585)	(7,585)
Balances at June 30, 2025	2,163,434	$165,239	994,869	$18,967	1,411,647	$1	$16	$(1,817)	$(197,518)	$(180,351)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,797)	$(13,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,787	57
Amortization of right-of-use assets	350	158
Accretion of discounts on marketable securities, net	(11)	—
Non-cash interest expense	—	393
Depreciation and amortization expense	—	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20)	(6,206)
Deposits and other non-current assets	(2,974)	(1)
Accounts payable	(462)	961
Accrued expenses and other current liabilities	(570)	(14)
Deferred revenue	—	(650)
Other non-current liabilities	(32)	—
Operating lease liabilities	(1,144)	(171)
Net cash used in operating activities	(23,873)	(19,131)
Cash flows from investing activities:
Purchases of marketable securities	(18,933)	—
Maturities of marketable securities	18,147	—
Net cash used in investing activities	(786)	—
Cash flows from financing activities:
Proceeds from exercise of stock options	35	45
Proceeds from issuance of pre-funded warrants to purchase common stock, net of issuance costs	28,048	—
Proceeds from term loan	—	15,000
Payment of issuance costs in connection with reverse recapitalization	(3,279)	—
Payment of deferred offering costs	—	(2,001)
Net cash provided by financing activities	24,804	13,044
Effect of exchange rate changes on cash and cash equivalents	—	(10)
Net change in cash and cash equivalents	145	(6,097)
Cash and cash equivalents at beginning of period	94,532	12,118
Cash and cash equivalents at end of period	$94,677	$6,021
Supplemental disclosure of noncash investing and financing activities:
Change in right-of-use asset and lease liabilities due to contract modification	$81	$—
Accretion of redeemable convertible preferred shares	$—	$6,200
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$2,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGENEBIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Nature of Business and Basis of Presentation

ImageneBio, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing therapeutics for patients with immunological, autoimmune and inflammatory diseases. The Company’s program IMG-007, recently named olevaprubart, is a non-depleting anti-OX40 monoclonal antibody (“mAb”) which binds specifically to OX40 receptor on activated T cells to block their binding to OX40 ligand (“OX40L”).

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source suppliers, patentability of the Company’s product candidate and processes and clinical efficacy and safety of the Company’s product candidate, compliance with government regulations and the need to obtain additional financing to fund operations. Olevaprubart or any product candidate the Company may develop will require significant additional research and development efforts, including extensive clinical trials, and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting.

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

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. The accompanying condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, are unaudited. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the condensed results of its operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The condensed results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K on file with the SEC. Certain amounts in the three and six months ended June 30, 2025 have been reclassified to conform to the year ended December 31, 2025 presentation.

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

Immediately prior to the First Effective Time, Ikena, Legacy Inmagene and the designated rights agent entered into a Contingent Value Rights Agreement (the “Legacy Inmagene CVR Agreement”), pursuant to which Legacy Inmagene’s shareholders of record as of immediately prior to the First Effective Time received one contingent value right (each, a “Legacy Inmagene CVR”) for each outstanding Legacy Inmagene Share held by such shareholder on such date. Pursuant to the Legacy Inmagene CVR Agreement, each Legacy Inmagene CVR holder will be entitled to certain rights to receive (i) 100% of the net proceeds, if any, received by the Company as a result of contingent payments (“Legacy Inmagene CVR Payments”) made to the Company under any disposition agreement related to the programs and projects controlled by Legacy Inmagene any time prior to the Closing Date (other than its anti-OX40 monoclonal antibody asset, olevaprubart) (the “Legacy Inmagene CVR Assets”), which agreement is entered into prior to the Closing Date and (ii) 90% of the net proceeds, if any, received by the Company as a result of Legacy Inmagene CVR Payments received under any disposition agreement related to the Legacy Inmagene CVR Assets entered into during the Disposition Period. Such proceeds are subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred by the Company or its affiliates, and losses incurred or reasonably expected to be incurred by the Company or its affiliates due to a third-party proceeding in connection with a disposition.

Non-OX40 Divestiture

On July 25, 2025, immediately prior to consummation of the Merger, Legacy Inmagene completed the divestiture of the non-IMG-007 business related assets, business and operations (the “Non-OX40 Business”) controlled by Legacy Inmagene immediately prior to the Merger (the “Non-OX40 Divestiture”). Specifically, Legacy Inmagene sold and transferred (including via sublicense) all of the Non-OX40 Business to Miragene Inc., a newly formed private company and wholly owned subsidiary of Legacy Inmagene (“Miragene”).

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

The Non-OX40 Divestiture resulted in Legacy Inmagene’s recognition of $1.5 million within additional paid-in capital, comprised of ($5.2) million in net assets, consisting of $5.2 million in cash transferred to BuyCo for outstanding liabilities associated with the Non-OX40 Business and other insignificant operating assets and liabilities, offset by the initial fair value of the promissory note of $6.7 million during 2025. The Non-OX40 Divestiture represents a transaction between entities with a high degree of common ownership, and therefore, was accounted for like a common control transaction. Accordingly, the assets and liabilities transferred were derecognized at their historical carrying values, and the estimated fair value of the promissory note receivable was recognized, with any difference recorded in equity. No gain or loss was recognized in the consolidated statements of operations and comprehensive loss in connection with this transaction. In addition, the initial estimated fair value of the corresponding Legacy Inmagene CVR liability was recorded as a dividend to the Legacy Inmagene shareholders within equity, with the related payable recorded on the Company's consolidated balance sheets.

Transition Services Agreement

In connection with the Non-OX40 Divestiture, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”) with Miragene for the provision by Miragene of certain transitional services related to the ongoing operations of the Company’s business with respect to the IMG-007 program (see Note 7).

2026 Private Placement

On April 14, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”), including existing investors, pursuant to which the Company issued and sold pre-funded warrants to purchase up to 5,770,335 shares of voting common stock (the “Warrant Shares”) at $0.001 per share, in a private placement transaction (the “Private Placement”) at a purchase price of $5.199 per Warrant Share to the Investors for gross proceeds of $30.0 million.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to continue to incur losses as it invests in research and development activities to advance its existing and potential future research programs and incurs ongoing costs associated with operating as a public company. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. If the Company obtains regulatory approval for its product candidate or any future product candidates and starts to generate revenue, it expects to incur significant expenses related to developing its internal commercialization capability to support product sales, marketing, and distribution. The Company incurred a net loss of $20.8 million for the six months ended June 30, 2026 and has an accumulated deficit of $250.9 million as of June 30, 2026. The Company believes its existing cash, cash equivalents and marketable securities of $136.2 million as of June 30, 2026 are sufficient to support operations through at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,601	$—	$—	$35,601
Marketable securities:
Corporate bonds	—	41,476	—	41,476
Promissory note	—	—	2,560	2,560
Total assets	$35,601	$41,476	$2,560	$79,637
Liabilities:
CVR liability	$—	$—	$2,560	$2,560

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,968	$—	$—	$34,968
Marketable securities:
Corporate bonds	—	40,817	—	40,817
Promissory note	—	—	7,020	7,020
Total assets	$34,968	$40,817	$7,020	$82,805
Liabilities:
CVR liability	$—	$—	$7,020	$7,020

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

The Company elected the fair value option and accordingly recorded the Promissory Note receivable at fair value at inception date (July 25, 2025) and each period end, with changes recorded within other income (expense) in the consolidated statements of operations and comprehensive loss. The Company believes the fair value option best reflects the economics of the underlying transaction. The Company’s Promissory Note receivable is valued on a recurring basis using a probability weighted expected future payout discounted by applicable market yield of 26.1% and 15.2% as of June 30, 2026 and December 31, 2025, respectively, which are Level 3 inputs.

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

The following table presents the changes in fair value of the Promissory Note receivable and the corresponding CVR liability during the three and six months ended June 30, 2026 (in thousands):

	Promissory
	Note Receivable	CVR Liability
Balances at December 31, 2025	$7,020	$7,020
Change in fair value	(1,290)	(1,290)
Balances at March 31, 2026	5,730	5,730
Change in fair value	(3,170)	(3,170)
Balances at June 30, 2026	$2,560	$2,560

During the three and six months ended June 30, 2026, there were no transfers into or out of Level 3.

5. Marketable Securities

The following tables summarize the Company’s available-for-sale securities (in thousands):

	June 30, 2026
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate bonds	$41,527	$12	$(63)	$41,476
Total marketable securities	$41,527	$12	$(63)	$41,476

	December 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate bonds	$40,730	$88	$(1)	$40,817
Total marketable securities	$40,730	$88	$(1)	$40,817

The following table provides the maturity of the Company's available-for sale securities as of June 30, 2026 (in thousands):

	June 30, 2026
	Amortized Cost	Fair Value
Due within one year	$27,808	$27,801
Due after one year through two years	13,719	13,675
	$41,527	$41,476

6. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued external research and development expenses	$262	$280
Accrued compensation	2,253	2,888
Accrued consulting and professional fees	915	875
Accrued financing costs	4	3,326
Accrued other	250	164
Total accrued expenses and other current liabilities	$3,684	$7,533

Deposits and Other Non-Current Assets

Deposits and other non-current assets primarily include deposits related to clinical trials of $6.6 million and $3.2 million as of June 30, 2026 and December 31, 2025, respectively.

Other Non-Current Liabilities

Other non-current liabilities primarily include liabilities related to uncertain tax positions of $0.8 million as of June 30, 2026 and December 31, 2025.

7. Related Party Transactions

Promissory Note Receivable and CVR Liability

As discussed in Note 1, as part of the Non-OX40 Divestiture in 2025, BuyCo issued a Promissory Note to Legacy Inmagene in the amount of $8.9 million. The Promissory Note accrues interest at an annual rate of 4.61%, with interest payments due monthly in arrears, unless BuyCo elects to capitalize the interest through payment-in-kind (“PIK”) treatment during the term of the Promissory Note. No interest was received pursuant to the Promissory Note Receivable through June 30, 2026. The Promissory Note matures on the earlier of (i) the year 2035 or (ii) the date on which Legacy Inmagene declares the Promissory Note due and payable on or after the occurrence of an event of default. Additionally, in the event that BuyCo receives certain specified milestone or license payments, after the second anniversary of the Promissory Note, 50% of such proceeds must be used to prepay the outstanding balance of the Promissory Note. Any payments received by the Company under the Promissory Note from BuyCo will be distributed to Legacy Inmagene CVR holders as Legacy Inmagene CVR Payments. The Promissory Note receivable is recorded at fair value at each period end (see Note 4).

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

The initial term of the Transition Services Agreement was six months (the “Initial Term”), with an automatic six-month renewal provision unless written notice was provided. In addition, the Company could extend the Initial Term with respect to any or all of the Miragene Services for up to an additional 12 months upon 60 days’ written notice prior to the end of the Initial Term. The Transition Services Agreement could have been terminated after the Initial Term by either party upon 60 days’ prior written notice or by Miragene after the completion by the Company of the sale or other disposition of any portion of the Company’s business, assets or properties constituting all or a majority of the IMG-007 Business (as defined in the Transition Services Agreement). On October 23, 2025, the Company provided written notice to Miragene of its election to (i) not have the Transition Services Agreement automatically renew and (ii) extend the term for an additional six months following the end of the initial term for a subset of the Miragene Services, including services related to chemistry, manufacturing and controls, translational sciences research and support. On July 25, 2026, the Transition Services Agreement terminated according to its terms.

During the three months ended June 30, 2026, the Company recorded research and development expense of $0.1 million and general and administrative expense of less than $0.1 million in the condensed consolidated statements of operations and comprehensive loss for services under the Transition Services Agreement. During the six months ended June 30, 2026, the Company recorded research and development expense of $0.3 million and general and administrative expense of $0.1 million in the condensed consolidated statements of operations and comprehensive loss and paid $0.2 million to Miragene for services under the Transition Services Agreement. As of June 30, 2026 and December 31, 2025, the Company had prepaid expenses of less than $0.1 million and $0.2 million, respectively, related to prepayments made under the Transition Services Agreement.

Reimbursement of Research and Development Expenses

Since July 25, 2025, the Company received reimbursement of expenses incurred for agreed upon research and development activities from a related party, where one of the Company’s board members is a partner. During the three and six months ended June 30, 2026, the Company recorded less than $0.1 million as an offset to research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The Company received cash of $0.6 million for the six months ended June 30, 2026 and, as of June 30, 2026, no amounts were due. As of December 31, 2025, $0.5 million was included as a receivable in prepaid expenses and other current assets.

2026 Private Placement

On April 14, 2026, certain of the Company's stockholders owning more than 5% of the Company's stock, or entities affiliated with such stockholders, purchased pre-funded warrants to purchase up to 2,211,961 shares of voting common stock at a purchase price of $5.199 for total gross proceeds to the Company of $11.5 million (see Note 8).

8. Stockholders’ Equity

2026 Private Placement

On April 14, 2026, the Company issued and sold pre-funded warrants to purchase up to 5,770,335 shares of voting common stock in the Private Placement at a purchase price of $5.199 per Warrant Share to the Investors, including existing investors (see Note 7), for gross proceeds to the Company of $30.0 million. The Company incurred issuance costs of $2.0 million in connection with the issuance of the Warrant Shares.

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

The pre-funded warrants are recorded net of issuance costs and classified as additional paid-in-capital within stockholders’ equity. The pre-funded warrants are classified as equity because they are freestanding financial instruments entered into separately and apart from any of the Company’s other financial instruments or equity transactions, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, are indexed to the Company’s common stock and meet the equity classification criteria.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to prepare and file, within three business days following August 1, 2026, subject to certain allowable delays, a registration statement with the SEC to register for resale the Warrant Shares, and generally to cause the applicable registration statement to promptly become effective. The Company will be required to make certain cash payments in the event of registration failures, as described in the Registration Rights Agreement, not to exceed 5% of the aggregate purchase price.

As of June 30, 2026, the Company determined that the likelihood of the Company incurring a significant amount of liquidated damages pursuant to the Registration Rights Agreement is not probable.

9. Stock-Based Compensation

The Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”) in connection with the Merger, which was approved by Ikena’s stockholders at its annual meeting of its stockholders on July 15, 2025 and became effective on the date immediately following the consummation of the Merger. As of the effective time of the 2025 Plan, there were 1,118,167 shares of common stock available for grant under the 2025 Plan. In addition, the number of shares reserved and available for issuance under the 2025 Plan will automatically increase on January 1 of each year for a period of 10 years, commencing on January 1, 2026 and ending on January 1, 2035, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. The 2025 Plan is a successor to and continuation of Ikena’s 2021 Stock Option and Incentive Plan, as amended (the “2021 Plan”). In addition, the Company assumed, effective as of the closing of the Merger, the Legacy Inmagene 2019 Stock Incentive Plan (the “2019 Plan”). Upon adoption of the 2025 Plan, no further grants will be made under the 2021 Plan or the 2019 Plan. The number of shares reserved for issuance under the 2025 Plan was increased by 559,081 shares effective January 1, 2026 in accordance with the provisions of the 2025 Plan. Additionally, on June 16, 2026, the stockholders of the Company approved the Amended and Restated 2025 Equity Incentive Plan (the “Amended 2025 Plan”) to among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2025 Plan by 850,000 shares and to include shares of common stock issuable upon conversion or exercise of convertible preferred stock and pre-funded warrants in the calculation of the annual automatic share reserve increase. As of June 30, 2026, 1,580,113 shares remain available for issuance under the 2025 Plan.

In July 2025, the Company’s board of directors adopted and approved the 2025 Inducement Plan (the “Inducement Plan”) to reserve 589,585 shares of common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). On December 18, 2025, the Company’s board of directors approved an amendment to the Inducement Plan to increase the maximum aggregate number of shares of common stock issuable thereunder to 1,589,585 shares of common stock. As of June 30, 2026, 918,558 shares remain available for issuance under the Inducement Plan.

The Company adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) in connection with the Merger, which was approved by Ikena’s stockholders at its annual meeting of its stockholders on July 15, 2025 and became effective on the date immediately following the consummation of the Merger. As of the effective time of the 2025 ESPP, there were 111,816 shares of common stock available for issuance under the 2025 ESPP. In addition, the number of shares of common stock reserved for issuance under the 2025 ESPP will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2026 and continuing through and including January 1, 2035, by an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 227,944 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The number of shares reserved for issuance under the 2025 ESPP was increased by 111,816 shares effective January 1, 2026 in accordance with the provisions of the 2025 ESPP. The first offering period began on January 16, 2026 and will end on September 15, 2026. As of June 30, 2026, no shares had been granted or purchased and 223,632 shares remained available for issuance under the 2025 ESPP.

Summary of Awards

During the six months ended June 30, 2026, the Company granted 340,030 options with an aggregate grant-date fair value of $1.7 million and 256,212 RSUs with an aggregate grant-date fair value of $1.6 million to employees of the Company.

Stock-based compensation expense

Stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$142	$—	$303	$57
General and administrative expenses	769	—	1,484	—
Total stock-based compensation expense	$911	$—	$1,787	$57

As of June 30, 2026, unrecognized stock-based compensation expense related to stock-based awards was $11.2 million, which is estimated to be recognized over a period of 3.0 years.

10. Commitments and Contingencies

Leases

There have been no material changes to the Company’s lease agreements during the three or six months ended June 30, 2026. For additional information on the Company's operating leases, see Note 8, Leases, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026.

Licensing Agreements with HUTCHMED Limited

Upon consummation of the Merger in July 2025, the Company became the successor of the Collaboration, Option and License Agreement, as amended (the “Hutchmed Agreement”) between Legacy Inmagene and HUTCHMED Limited (formerly known as Hutchinson Medipharma Limited) (“Hutchmed”). Under the terms of the Hutchmed Agreement, Legacy Inmagene received an exclusive, royalty-free, worldwide license to perform research and development and for use in regulatory filings related to the licensed compounds (the “Licensed Compounds”). Further, on a Licensed Compound-by-Licensed Compound basis, Hutchmed granted Legacy Inmagene the exclusive option to the worldwide license with the right to sublicense to develop, manufacture and commercialize the licensed compound, with Hutchmed retaining first right to co-commercialization in mainland China (each a “License Option”). In April 2023, Legacy Inmagene entered into an amendment to the Hutchmed Agreement which terminated portions of the Hutchmed Agreement related to one of the compounds, and extended Legacy Inmagene’s deadline for License Option exercise by an additional year to allow time for additional research to be performed on two of the remaining targets. On October 16, 2023, Legacy Inmagene exercised the License Option for (a) anti-OX40 mAb, and (b) the BTK (Bruton tyrosine kinase) inhibitor. Upon exercise of the License Option, Legacy Inmagene acquired an exclusive, worldwide, royalty-bearing license with the right to sublicense through multiple tiers, under certain patents and know-how controlled by Hutchmed and Hutchmed’s right, title and interest in the joint intellectual property to develop, manufacture and commercialize any product that contains, incorporates, or otherwise includes the Licensed Compound (the “Licensed Products”).

Hutchmed is eligible to receive up to $92.5 million for each Licensed Product upon the achievement of various development and regulatory milestones. Additionally, Hutchmed is eligible to receive up to $135.0 million for each Licensed Compound upon the achievement of various worldwide aggregate cumulative net sales milestones for the Licensed Products that contain such Licensed Compound and tiered royalty rates in the high-single-digit to low-tens percentages on a Licensed Compound-by-Licensed Compound basis for net sales of such Licensed Compounds worldwide, subject to reduction in certain circumstances. None of the payments under the Hutchmed Agreement are refundable. As of June 30, 2026, the Company has not met any of the milestones.

In connection with the Non-OX40 Divestiture (see Note 1), the BTK inhibitor program was initially sublicensed to BuyCo. Thereafter, pursuant to a novation agreement, BuyCo became the direct licensee of the BTK inhibitor program from Hutchmed. The Company continues to actively develop the anti-OX40 mAb program.

Legacy Collaborative Arrangements

Other collaboration agreements and programs that Legacy Inmagene was a party to were divested in connection with the Non-OX40 Divestiture as described in Note 1 and the Company has no further obligations under such agreements.

11. Net Loss per Share

The Company recast its basic and diluted earnings per share computation for the three and six months ended June 30, 2025 for the effect of the exchange ratio of 0.0030510 resulting from the close of the Merger on July 25, 2025.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(10,178)	$(7,585)	$(20,797)	$(13,662)
Less: accretion of redeemable convertible preferred shares	—	(3,149)	—	(6,200)
Net loss attributable to common stockholders - basic and diluted	$(10,178)	$(10,734)	$(20,797)	$(19,862)
Denominator:
Weighted-average common stock outstanding	11,279,130	1,411,647	11,245,387	1,410,811
Weighted-average Series A convertible preferred shares outstanding	—	994,869	—	994,869
Weighted-average common shares outstanding under the pre-funded warrants	4,882,591	—	2,454,783	—
Total weighted-average shares outstanding	16,161,721	2,406,516	13,700,170	2,405,680
Net loss per share attributable to common stockholders - basic and diluted	$(0.63)	$(4.46)	$(1.52)	$(8.26)

For purposes of calculating net loss per share, the Company considered the Legacy Inmagene Series A Convertible Preferred Shares to represent a class of common stock. As a result, basic and diluted net loss per share attributable to common stockholders include Legacy Inmagene Series A Convertible Preferred Shares for the periods such shares were outstanding.

The Company issued and sold pre-funded warrants in April 2026 (see Note 8). The shares of common stock underlying the pre-funded warrants are included in the calculation of basic and diluted net loss per share because they are considered shares issuable for little or no consideration under ASC 260, Earnings Per Share.

The following shares of potentially dilutive securities outstanding as of period end were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	June 30,
	2026	2025
Options to purchase common stock	1,247,315	483,815
Unvested restricted stock units	652,517	—
Redeemable convertible preferred shares (as converted to ordinary shares)	—	2,163,434
Total potentially dilutive shares	1,899,832	2,647,249

12. Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development:
Direct research and development expenses:
Program costs	$5,372	$4,879	$9,896	$7,988
Unallocated research and development expenses:
Personnel-related	1,045	774	2,180	1,648
Stock-based compensation	142	—	303	57
Other	110	—	251	—
Total research and development expenses	$6,669	$5,653	$12,630	$9,693
General and administrative:
Personnel-related	$1,467	$589	$3,529	$1,328
Stock-based compensation	769	—	1,484	—
Consulting and professional services	1,496	645	3,473	2,301
Facilities-related and other	1,383	471	2,747	831
Total general and administrative expenses	$5,115	$1,705	$11,233	$4,460

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

Overview

We are a clinical-stage biopharmaceutical company developing therapeutics for patients with immunological, autoimmune and inflammatory diseases. Our lead asset, IMG-007, recently named olevaprubart, is a non-depleting anti-OX40 monoclonal antibody that binds specifically to OX40 receptor on activated T cells to block receptor binding to OX40 ligand (“OX40L”). Olevaprubart is being developed to potentially treat multiple autoimmune and inflammatory diseases and disorders, with initial evaluation in AD and AA. OX40 signaling is thought to be important in driving the pathogenesis of a spectrum of immunological, autoimmune and inflammatory diseases, including additional dermatological diseases, respiratory, gastrointestinal, and rheumatic diseases. Olevaprubart is initially being developed for the treatment of AD and AA, and we believe it has further “pipeline within a product” potential. We may explore additional indications with olevaprubart such as asthma, rheumatoid arthritis, and hidradenitis suppurativa, among others.

A multi-country Phase 2b dose-finding AD study began in 2025 and is progressing under an amended protocol. The amendment enables optimized dosing of patients with a range of dose exposures. Topline data from the Phase 2b clinical trial is expected in the fourth quarter of 2027.

We expect to initiate a Phase 2 study in AA by the end of 2026. The study objectives will be characterization of the benefit-risk of olevaprubart and dose selection for future pivotal studies. We expect to have initial data from the Phase 2 study in AA in 2028.

In April 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”), including existing investors, pursuant to which we issued and sold pre-funded warrants to purchase up to 5,770,335 shares of voting common stock (the “Warrant Shares”) at $0.001 per share, in a private placement transaction (the “Private Placement”) at a purchase price of $5.199 per Warrant Share to the Investors for gross proceeds of $30.0 million.

Reverse Merger, Non-OX40 Divestiture and 2025 PIPE Financing

On July 25, 2025, we completed the Merger. In connection with the completion of the Merger, we changed our name from “Ikena Oncology, Inc.” to “ImageneBio, Inc.” and the business conducted by us became primarily the business conducted by Legacy Inmagene.

On July 25, 2025, immediately prior to consummation of the Merger, we consummated the divestiture of the non-IMG-007 business related assets, business and operations (the “Non-OX40 Business”) controlled by us immediately prior to the Merger (the “Non-OX40 Divestiture”) by selling and transferring (including via sublicense) all of the Non-OX40 Business to Miragene Inc., a newly formed private company and our wholly owned subsidiary (“Miragene”). As part of the Non-OX40 Divestiture, Miragene Co, a newly formed private company and related party (“BuyCo”) held by the holders of outstanding Legacy Inmagene Shares prior to the Merger, purchased Miragene from us in exchange for a promissory note in the amount of $8.9 million. Any payments made under the promissory note to us will be distributed to Legacy Inmagene CVR holders as Legacy Inmagene CVR Payments.

As a result of the Non-OX40 Divestiture, IMG-007 became the only product candidate we have in clinical development. In connection with the Non-OX40 Divestiture, we entered into a Transition Services Agreement (the “Transition Services Agreement”), dated July 25, 2025, with Miragene for the provision of certain transitional services related to the ongoing IMG-007 program.

Concurrently with the execution of the Merger Agreement, and in order to provide us with additional capital for the IMG-007 program, Ikena entered into subscription agreements with certain accredited investors, pursuant to which, immediately following the closing of the Merger, Ikena issued and sold an aggregate of 2,508,337 shares of common stock in a private placement at a price of $29.90 per share for aggregate gross proceeds of $75.0 million (the “2025 PIPE Financing”).

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
•
license and sub-license fees.

We expect to continue to incur significant expenses for the foreseeable future as we seek to advance olevaprubart through clinical development, including in additional indications, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance olevaprubart or any future product candidate to regulatory approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of increased expenses.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation, for individuals in our executive, finance, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters and patent-related expenses, allocated facilities and overhead costs, including insurance and information technology, and professional and consulting fees associated with accounting, audit, tax and investor and public relations. We expect our general and administrative expenses to increase over the next several years as we continue our research and development activities, prepare for potential commercialization of olevaprubart and any future product candidates, as well as expand our operations and operate as a public company.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
License revenue	$—	$—	$—
Operating expenses:
Research and development	6,669	5,653	1,016
General and administrative	5,115	1,705	3,410
Total operating expenses	11,784	7,358	4,426
Loss from operations	(11,784)	(7,358)	(4,426)
Other income (expense):
Interest income (expense)	1,248	(236)	1,484
Other income, net	374	9	365
Total other income (expense), net	1,622	(227)	1,849
Loss before income taxes	(10,162)	(7,585)	(2,577)
Income tax expense	(16)	—	(16)
Net loss	$(10,178)	$(7,585)	$(2,593)

License Revenue

We did not have license revenue for either of the three months ended June 30, 2026 or 2025. Following the Non-OX40 Divestiture, we no longer generate revenue under license and collaboration agreements.

Research and Development Expenses

The following table sets forth our research and development expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Direct research and development expenses:
Program costs	$5,372	$4,879	$493
Unallocated research and development expenses:
Personnel-related	1,045	774	271
Stock-based compensation	142	—	142
Other	110	—	110
Total research and development expenses	$6,669	$5,653	$1,016

Research and development expenses for the three months ended June 30, 2026 were $6.7 million compared to $5.7 million for the three months ended June 30, 2025. The increase in program costs of $0.5 million was primarily due to increased clinical trial costs related to our Phase 2b dose-finding AD study that began in 2025, partially offset by a decrease in manufacturing costs. Personnel-related costs increased by $0.3 million due primarily to overall compensation increases.

General and Administrative Expenses

The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Personnel-related	$1,467	$589	$878
Stock-based compensation	769	—	769
Consulting and professional services	1,496	645	851
Facilities-related and other	1,383	471	912
Total general and administrative expenses	$5,115	$1,705	$3,410

General and administrative expenses for the three months ended June 30, 2026 were $5.1 million compared to $1.7 million for the three months ended June 30, 2025. The increase of $0.9 million in personnel-related expenses was primarily due to overall compensation increases. Increased stock-based compensation expense of $0.8 million was primarily due to new equity grants after the closing of the Merger. Consulting and professional services costs increased by $0.9 million primarily due to an increase in legal costs related to intellectual property and general corporate activity. Facilities-related and other also increased by $0.9 million primarily due to an increase of $0.4 million in facilities costs primarily related to an Ikena lease that expires in April 2027 and increases in insurance costs and other costs to support our operations as a public company.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) for the three months ended June 30, 2026 consisted of $1.2 million of interest income earned on our invested cash balances. Interest income (expense) for the three months ended June 30, 2025 consisted of interest expense of $0.3 million on a previously outstanding term loan from Ikena, partially offset by interest income of less than $0.1 million earned on our cash balances. Our term loan from Ikena was settled as part of the Merger and we no longer incur interest expense.

Other Income, Net

Other income, net for the three months ended June 30, 2026 of $0.4 million consisted primarily of sublease income. Other income, net for the three months ended June 30, 2025 was insignificant.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
License revenue	$—	$800	$(800)
Operating expenses:
Research and development	12,630	9,693	2,937
General and administrative	11,233	4,460	6,773
Total operating expenses	23,863	14,153	9,710
Loss from operations	(23,863)	(13,353)	(10,510)
Other income (expense):
Interest income (expense)	2,377	(313)	2,690
Other income, net	715	4	711
Total other income (expense), net	3,092	(309)	3,401
Loss before income taxes	(20,771)	(13,662)	(7,109)
Income tax expense	(26)	—	(26)
Net loss	$(20,797)	$(13,662)	$(7,135)

License Revenue

License revenue for the six months ended June 30, 2025 related to non-OX40 programs. Following the Non-OX40 Divestiture, we no longer generate revenue under license and collaboration agreements.

Research and Development Expenses

The following table sets forth our research and development expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Direct research and development expenses:
Program costs	$9,896	$7,988	$1,908
Unallocated research and development expenses:
Personnel-related	2,180	1,648	532
Stock-based compensation	303	57	246
Other	251	—	251
Total research and development expenses	$12,630	$9,693	$2,937

Research and development expenses for the six months ended June 30, 2026 were $12.6 million compared to $9.7 million for the six months ended June 30, 2025. The increase in program costs of $1.9 million was primarily due to increased clinical trial costs related to our Phase 2b dose-finding AD study that began in 2025, partially offset by a decrease in manufacturing costs. Personnel-related costs increased by $0.5 million due primarily to overall compensation increases. Increased stock-based compensation expense of $0.2 million was due primarily to new equity grants after the closing of the Merger.

General and Administrative Expenses

The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Personnel-related	$3,529	$1,328	$2,201
Stock-based compensation	1,484	—	1,484
Consulting and professional services	3,473	2,301	1,172
Facilities-related and other	2,747	831	1,916
Total general and administrative expenses	$11,233	$4,460	$6,773

General and administrative expenses for the six months ended June 30, 2026 were $11.2 million compared to $4.5 million for the six months ended June 30, 2025. Increases in personnel-related expenses of $2.2 million were primarily due to retention and severance costs of $1.0 million as well as overall compensation increases, and increased stock-based compensation expense of $1.5 million was primarily due to new equity grants after the closing of the Merger. Consulting and professional services costs increased by $1.2 million primarily due to an increase in legal costs related to intellectual property and general corporate activity. Facilities-related and other also increased by $1.9 million primarily due to an increase of $0.8 million in facilities costs primarily related to an Ikena lease that expires in April 2027 and increases in insurance costs and other costs to support our operations as a public company.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) for the six months ended June 30, 2026 consisted of $2.4 million of interest income earned on our invested cash balances. Interest income (expense) for the six months ended June 30, 2025 consisted of interest expense of $0.4 million on a previously outstanding term loan from Ikena, partially offset by interest income of $0.1 million earned on our cash balances. Our term loan from Ikena was settled as part of the Merger and we no longer incur interest expense.

Other Income, Net

Other income, net for the six months ended June 30, 2026 of $0.7 million consisted primarily of sublease income. Other income, net for the six months ended June 30, 2025 was insignificant.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have devoted substantially all of our resources to advancing the development of our portfolio of programs, organizing and staffing, business planning, raising capital, and providing general and administrative support for these operations. We have incurred recurring losses and negative cash flows from operations since our inception. For the six months ended June 30, 2026, we incurred a net loss of $20.8 million and, as of June 30, 2026, we had an accumulated deficit of $250.9 million. Prior to the Merger, we primarily funded our operations with proceeds from the sale and issuance of Legacy Inmagene preferred shares. Assets acquired in the Merger included $94.7 million of cash, cash equivalents and marketable securities. Additionally, we received gross proceeds of $75.0 million from the associated 2025 PIPE Financing. In April 2026, we received gross proceeds of $30.0 million from the Private Placement and incurred related issuance costs of $2.0 million. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $136.2 million.

Cash Flows

The following table sets forth a summary of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(23,873)	$(19,131)
Net cash used in investing activities	(786)	—
Net cash provided by financing activities	24,804	13,044

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $23.9 million, consisting primarily of our net loss of $20.8 million and net cash used by changes in our operating assets and liabilities of $5.2 million, partially offset by net non-cash charges of $2.1 million. Cash used by changes in our operating assets and liabilities primarily related to a $3.0 million increase in deposits and other non-current assets primarily related to deposits for our clinical trials, a $1.1 million decrease in operating lease liabilities and a $1.0 million decrease in accounts payable and accrued expenses and other current liabilities.

Net cash used in operating activities for the six months ended June 30, 2025 was $19.1 million, consisting primarily of net loss incurred during the period of $13.7 million and net cash used by changes in our operating assets and liabilities of $6.1 million, partially offset by net non-cash charges of $0.6 million. Cash used by changes in our operating assets and liabilities primarily related to a $6.2 million increase in prepaid expenses and other current assets and a $0.7 million decrease in deferred revenue, partially offset by a $0.9 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities are generally due to the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $0.8 million consisting of purchases of available-for-sale securities of $18.9 million, partially offset by maturities of available-for-sale securities of $18.1 million.

There was no cash used in or provided by investing activities for the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 of $24.8 million consisted primarily of net cash provided by the issuance of pre-funded warrants for common stock of $28.0 million, partially offset by the payment of issuance costs incurred in 2025 in connection with the reverse recapitalization. Net cash provided by financing activities for the six months ended June 30, 2025 was $13.0 million, consisting primarily of $15.0 million of proceeds from the Term Loan, partially offset by $2.0 million paid for deferred offering costs related to the contemplated merger with Ikena.

Funding Requirements

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $136.2 million. We believe that our cash, cash equivalents and marketable securities are sufficient to support operations through at least the next 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report.

We will need substantial additional funding to support our operating activities as we advance our potential product candidates through development, seek regulatory approval, and prepare for and, if any of our product candidates are approved, proceed to commercialization. Because the length of time and activities associated with successful development of olevaprubart and any future product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements will depend on many factors, including, but not limited to:

•
the type, number, scope, progress, expansions, results, costs and timing of discovery, preclinical studies and clinical trials of olevaprubart and any future product candidates;
•
the costs and timing of manufacturing for olevaprubart and any future product candidates, including if we develop our own manufacturing capabilities;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities;
•
the cost of obtaining, maintaining and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•
the cost of establishing a sales, marketing and distribution infrastructure to commercialize olevaprubart and any future product candidates for which we may obtain regulatory approval;
•
the timing and amount of royalty, milestone or other payments made to our current or future suppliers, collaborators or licensors;
•
the timing and amount of the milestone or other payments made to us under any future collaboration or licensing agreements;
•
costs associated with growing our workforce and retaining and motivating our employees;
•
the initiation, progress, timing and results of our commercialization of olevaprubart and any future product candidates, if approved for commercial sale;
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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as a result of a material weakness in internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings is included in Note 10 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Our operations to date have focused on organizing and staffing our operations, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials of olevaprubart. We have not yet demonstrated an ability to successfully manufacture, obtain marketing approvals for or commercialize olevaprubart. We have no products approved for commercial sale and have not generated any revenue from product sales. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the six months ended June 30, 2026 and the year ended December 31, 2025, our net losses were $20.8 million and $45.3 million, respectively. As of June 30, 2026, we had an accumulated deficit of $250.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance olevaprubart through clinical development, expand our research and development activities, develop new product candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance olevaprubart or any future product candidate to regulatory approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate any revenue from the commercialization of any approved products or achieve or maintain profitability. Our expenses will also increase substantially as we operate as a public company following the Merger and add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

We cannot generate any revenue from product sales unless and until we obtain regulatory approvals for olevaprubart and any future product candidates in our desired jurisdictions, successfully manufacture olevaprubart and any future product candidates, and successfully build a commercial organization. These activities will require substantial investment and significant marketing efforts. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, the competent authorities of individual EU Member States or comparable foreign regulatory authorities to perform additional preclinical studies and clinical trials or to modify any of our manufacturing processes or make other changes to olevaprubart or any future product candidates than those that we currently anticipate. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, the results of any particular quarterly or annual period should not be relied on as indications of future operating performance. If we are unable to develop, obtain regulatory approval, and successfully commercialize olevaprubart or any future product candidate either alone or with collaborators, or if revenue from olevaprubart and any future product candidates that receive regulatory approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our securities will be adversely affected.

We will need to obtain substantial additional funding to complete the development and any commercialization of olevaprubart and any future product candidates, which may cause dilution to our stockholders. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect to spend substantial amounts to advance olevaprubart and any future product candidate into clinical development and to complete the clinical development of, seek regulatory approvals for and commercialize olevaprubart and any future product candidate, if approved. In addition, as olevaprubart progresses through development and toward commercialization, we will need to make certain milestone payments to HUTCHMED Limited (formerly known as Hutchinson Medipharma Limited) (“Hutchmed”) under a collaboration, option and license agreement with Hutchmed (as amended, the “Hutchmed Agreement”) and tiered royalties from commercial sales of olevaprubart, if approved. We will require additional capital to support our product development efforts and operations, which we may raise through public or private equity or debt financings or other capital sources, which may include strategic collaborations and other strategic arrangements with third parties, to enable us to complete the development and potential commercialization of olevaprubart and any future product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Our operations have consumed significant amounts of cash since inception. Because the length of time and activities associated with successful development of olevaprubart and any future product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•
the type, number, scope, progress, expansions, results, costs and timing of discovery, preclinical studies and clinical trials of olevaprubart and any future product candidates;
•
the costs and timing of manufacturing for olevaprubart and any future product candidates, including if we develop our own manufacturing capabilities;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities;
•
the cost of obtaining, maintaining and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•
the cost of establishing a sales, marketing and distribution infrastructure to commercialize olevaprubart and any future product candidates for which we may obtain regulatory approval;
•
the timing and amount of royalty, milestone or other payments made to our current or future suppliers, collaborators or licensors;
•
the timing and amount of the milestone or other payments made to us under any future collaboration or licensing agreements;

•
costs associated with growing our workforce and retaining and motivating our employees;
•
the initiation, progress, timing and results of our commercialization of olevaprubart and any future product candidates, if approved for commercial sale;
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

Risks Related to the Discovery and Development of our Product Candidates

Our business is entirely dependent on the success of olevaprubart for the treatment of AD and AA and for other potential indications.

On July 25, 2025, immediately prior to consummation of the Merger, Legacy Inmagene consummated the Non-OX40 Divestiture controlled by Legacy Inmagene immediately prior to the Merger. Accordingly, our business is entirely dependent on the success of olevaprubart for the treatment of AD and AA and other potential indications. Olevaprubart is currently in Phase 2 development for the treatment of moderate-to-severe AD. We may also develop olevaprubart for other immunological, autoimmune and inflammatory diseases such as asthma, rheumatoid arthritis, and hidradenitis suppurativa. We cannot give any assurance that we will generate preclinical, clinical or other data for olevaprubart for the treatment of AD, AA or other immunological, autoimmune and inflammatory diseases sufficiently supportive to receive regulatory approval, which will be required before olevaprubart can be commercialized. We may, among other things, experience difficulties with patient recruitment, enrollment and retention, quality and provision of materials and supplies necessary to manufacture sufficient quantities of drug product to meet our current or future preclinical study and clinical trial needs on a timely basis, or safety signals or pharmacodynamic, pharmacokinetic or efficacy data that does not align with our target profile for olevaprubart. Olevaprubart will require significant further clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of olevaprubart, which may never occur. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize olevaprubart, we may not be able to generate sufficient revenue to continue our business and our business would be materially harmed.

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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value, approvability or commercialization of olevaprubart or any future product candidate, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others including comparable foreign regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, olevaprubart or any future product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Moreover, results from previous preclinical studies or clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Olevaprubart or any future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies of such product candidates or having successfully advanced through initial clinical trials.

Clinical trials are expensive, time-consuming, difficult to design and implement, and have an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.

The clinical trials and manufacturing of olevaprubart and any future product candidates are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market olevaprubart and any future product candidates. Before obtaining regulatory approvals for the commercial sale of any of olevaprubart or any future product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidates are both safe and effective for use in each target indication. In particular, because olevaprubart is subject to regulation as a biological drug product, we will need to demonstrate that it is safe, pure and potent for use in its target indications. Olevaprubart and each future product candidates must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and takes many years to complete, and is subject to uncertainty. Our planned clinical trials may not be conducted as planned or completed on schedule, if at all. Delays and failures can occur at any time during the clinical trial process. Even if our future clinical trials are completed as planned, their results may not support the safety and effectiveness of olevaprubart or any future product candidates for their targeted indications or support continued clinical development of such product candidates. Our future clinical trial results may not be successful.

In addition, even if our planned trials are successfully completed, the FDA or comparable foreign regulatory authorities may not interpret the results as we do, and more trials could be required before we submit olevaprubart or any future product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of olevaprubart or any future product candidates.

To date, we have not completed any pivotal clinical trials required for the approval of olevaprubart. We may experience delays in conducting any clinical trials, and we do not know whether our clinical trials will begin on time, will need to be redesigned, will recruit and enroll patients on time or have data readouts or be completed on schedule, or at all. Events that may prevent successful or timely commencement, readouts, and completion of clinical development and preclinical studies include:

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
•
delays or failure due to restrictions or other mandated requirements imposed by FDA or other regulatory bodies on the conduct of the clinical development program based on either internal or external data, such as emerging data with other molecules, either in development or approved, that target the same immunological pathway as olevaprubart;
•
the serious, life-threatening diseases of the patients enrolled in our clinical trials, who may die or suffer adverse medical events during the course of the trials for reasons that may not be related to olevaprubart or any future product candidates;
•
failure in addressing patient safety concerns that arise during the course of a trial, including occurrence of adverse events associated with olevaprubart or any future product candidate that are viewed to outweigh its potential benefits;
•
failure to add a sufficient number of clinical trial sites; or
•
failure to manufacture sufficient quantities of olevaprubart or any future product candidates for use in clinical trials.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize olevaprubart or any future product candidates or significantly increase the cost of such trials, including:

•
we may experience changes in regulatory requirements or guidance, or receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•
clinical trials of olevaprubart or any future product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;
•
the number of patients required for clinical trials of olevaprubart or any future product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•
the ability to monitor patients adequately during or after treatment;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
we or our investigators might have to suspend or terminate clinical trials of olevaprubart or any future product candidates for various reasons, including non-compliance with regulatory requirements, a finding that olevaprubart or any future product candidates have undesirable side effects or other unexpected characteristics, a finding that the participants are being exposed to unacceptable health risks;
•
adverse events suffered by clinical trial participants that may ultimately be determined to be unrelated to olevaprubart or any future product candidates;
•
adverse events and safety information from other clinical trials of other product candidates also targeting OX40;
•
the cost of clinical trials of olevaprubart or any future product candidates may be greater than we anticipate and we may elect not to cover the costs;
•
the supply or quality of olevaprubart or any future product candidates or other materials necessary to conduct clinical trials of olevaprubart or any future product candidates may be insufficient or inadequate;
•
regulators may revise the requirements for approving olevaprubart or any future product candidates, or such requirements may not be as we anticipate; and
•
any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of olevaprubart or any future product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of olevaprubart or any future product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•
incur unplanned costs;
•
be delayed in obtaining marketing approval for olevaprubart or any future product candidates or not obtain marketing approval at all;
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

Olevaprubart will require extensive clinical testing before we are prepared to submit a biologics license application (“BLA”) or marketing authorization application (“MAA”) for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for olevaprubart or any future product candidates and submit a BLA or MAA for regulatory approval of olevaprubart or any future product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, or other comparable foreign regulatory authorities on our clinical development program, and the FDA or such other comparable foreign regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development of olevaprubart or any future product candidates.

We also cannot predict with any certainty whether or when we might complete a given clinical trial. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of olevaprubart or any future product candidates could be harmed, and our ability to generate revenue from olevaprubart or any future product candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of olevaprubart or any future product candidates.

Olevaprubart or any future product candidates may cause serious adverse events (“SAEs”) or undesirable side effects or have other properties that may delay or prevent regulatory approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

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

There may be undesirable side effects and adverse events associated with olevaprubart or any future product candidates. Undesirable side effects or adverse events that may be caused by olevaprubart or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label than anticipated or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

While the data reported to date from our Phase 1 and Phase 2a clinical trials indicate that olevaprubart was generally well tolerated, there remains a risk that clinical trial results could reveal high and unacceptable severity and prevalence of previously unreported side effects or unexpected characteristics. Any such findings could cause delays in completion or cancellation of our clinical trials or require us to abandon or limit our development of olevaprubart.

If unacceptable treatment-related side effects or deaths arise in the development of olevaprubart or any future product candidates, we, the FDA, the IRBs or ethics committees at the institutions in which our studies are conducted, DSMB or comparable foreign regulatory authorities could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of olevaprubart or any future product candidates for any or all targeted indications. Further undesirable side effects, dose-limiting toxicity events, or deaths in clinical trials with olevaprubart or any future product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies, dose de-escalation, or additional protocol amendments, or otherwise to delay or deny approval of olevaprubart or any future product candidates for any or all targeted indications. Treatment-related side effects could also affect site initiation, patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process subject to various external factors beyond our control that may cause delays or complications.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for olevaprubart or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trials’ conclusion as required by the FDA or other comparable foreign regulatory authorities. We may experience difficulty in patient enrollment in our clinical trials for a number of reasons. The enrollment of patients depends on many factors, including:

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

Competing with numerous ongoing trials and established therapies poses a challenge in recruiting patients. Our clinical trials may also compete with other clinical trials of product candidates that are targeting the same indications as olevaprubart or any future product candidates, and this competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Additionally, the number of qualified clinical investigators is limited, so we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. Recent announcements of clinical trial plans by various companies targeting immunological, autoimmune and inflammatory diseases could intensify future competition for investigators and patients. Failure to enroll a sufficient number of patients promptly could lead to delays or failure in completing our trials, hindering the development and commercialization of olevaprubart or any future product candidates within certain patient subgroups or altogether.

We may not identify or discover other product candidates and may fail to capitalize on product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

Our business depends upon our ability to identify, develop and commercialize product candidates. A key element of our strategy is to develop olevaprubart for the treatment of AD, AA and other potential indications targeting immunological, autoimmune and inflammatory diseases. We are seeking to do so through our internal research and development capabilities and may also explore additional strategic collaborations for the discovery of new product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. In addition, targets for different immunological, autoimmune and inflammatory diseases may require changes to the manufacturing processes of our CMOs or require us to identify new CMOs to manufacture our product candidates, which may slow down development of or make it impossible to manufacture our product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

Because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific type of immunological, autoimmune and inflammatory disease, and we may forego or delay pursuit of opportunities with certain product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for olevaprubart or any future product candidates could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

In order to obtain FDA or comparable foreign regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity and potency, or efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Olevaprubart is our only product candidate in clinical development. Before we can commence clinical trials for any future product candidates, we must complete extensive preclinical testing and studies that support Investigational New Drug applications (“INDs”) in the United States and comparable applications outside the United States.

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

The affected populations for olevaprubart or any future product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for olevaprubart or any future product candidates.

We select the indications for the development of olevaprubart and any future product candidates based on a number of factors, including the estimated patient populations where we believe there is a meaningful addressable market opportunity. However, our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with olevaprubart or any future product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for olevaprubart or any future product candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access, alternative therapies and product pricing and reimbursement. For example, we intend to prioritize evaluation and seeking approval of olevaprubart for the treatment of AD and AA. We may also explore additional indications with olevaprubart such as asthma, rheumatoid arthritis, and hidradenitis suppurativa. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, our incidence and prevalence estimates should be viewed with caution. Further, our data and statistical information, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of olevaprubart or any future product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on olevaprubart or any future product candidates we develop and obtain the requisite regulatory approvals in the future. There is uncertainty as to whether we will be materially and negatively impacted by governmental orders, regulations, policies or guidance, or disruptions to the normal operations of government agencies.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States. For example, the active pharmaceutical ingredients (“APIs”) and our olevaprubart product candidate are manufactured in China by a single manufacturer. The process uses proprietary know-how that would require expertise, expense and time to transfer, and we have no qualified backup. Our current supply is insufficient for the Phase 2b study, requiring additional manufacturing runs that may be delayed or more costly. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts. This dependence exposes us to geopolitical, trade, tariff, and sanctions risks, including actions that could disrupt or restrict work with Chinese entities. Any supply disruption, delay or cost increase could materially delay our trials and increase program costs.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

If we breach our current or future licenses or other intellectual property-related agreements for olevaprubart or any future product candidates or otherwise experience disruptions to our business relationships with our current or future licensors, we could lose the ability to continue the development and commercialization of our product candidates.

Unless and until we acquire and identify any new product candidates, our business will rely solely on our ability to develop and commercialize olevaprubart. We license rights to olevaprubart from Hutchmed pursuant to the Hutchmed Agreement and we also license certain rights from WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) to manufacture a component of olevaprubart pursuant to the license agreement (the “Cell Line License Agreement”) and may enter into future licenses or other intellectual property-related agreements for olevaprubart or any future product candidates. Our licenses may not cover all intellectual property rights owned or controlled by our licensors or other third parties and relevant to olevaprubart or any future product candidates. If we have not obtained a license to all intellectual property rights owned or controlled by our licensors or other third parties that are relevant to olevaprubart or any future product candidate, we may need to obtain additional licenses to such intellectual property rights which may not be available on an exclusive basis, on commercially reasonable terms or at all. In addition, if our licensors breach such agreements, we may not be able to enforce such agreements against our licensors or their parent entity or affiliates. Under our Hutchmed Agreement, in exchange for licensing to us the right to develop and commercialize olevaprubart, Hutchmed will be eligible to receive from us certain milestone payments and tiered royalties from commercial sales of olevaprubart, if approved. In addition, under our Cell Line License Agreement, if we manufacture all of our commercial supplies of certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”) with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. Our license agreements also require us to comply with other obligations, including development and diligence obligations, providing certain information regarding our activities with respect to olevaprubart or maintaining the confidentiality of information we receive from our licensors. For example, under our Hutchmed Agreement, we are required to use commercially reasonable efforts to conduct the clinical, regulatory and other activities necessary to develop and commercialize olevaprubart in the U.S., EU and mainland China, and Hutchmed may terminate the agreement if we materially breach these obligations or if we fail to conduct any material development or commercialization with respect to olevaprubart for a continuous period of longer than 24 months, subject to certain exceptions. Any future license or intellectual property-related agreements may also contain similar provisions.

If we fail to meet any of our obligations under our license agreements, our licensors may have the right to terminate our licenses and, upon the effective date of such termination, have the right to re-obtain the licensed technology and intellectual property. If any of our licensors terminates any of our licenses, we will lose the right to develop and commercialize our applicable product candidates and other third parties may be able to market product candidates similar or identical to ours. In such case, we may be required to provide a grant back license to the licensors of our own intellectual property with respect to the terminated products. For example, if our Hutchmed Agreement terminates for any reason, we are required to grant Hutchmed an exclusive license to certain of our intellectual property rights that cover inventions and know-how owned or controlled by us or are used or applied as of the date of such termination in our development, manufacture or commercialization of olevaprubart or any future product candidates incorporating a licensed compound. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve the intellectual property rights licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. In particular, some of the milestone payments are payable upon our product candidates reaching development milestones before we have commercialized, or received any revenue from, sales of such product candidate, and we cannot guarantee that we will have sufficient resources to make such milestone payments. Any uncured, material breach under the license agreements could result in our loss of exclusive rights and may lead to a complete termination of our rights to the applicable product candidate. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize olevaprubart, or any other product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

If we experience disruptions to our business relationships with our licensors, we could lose the ability to continue to source, develop and commercialize olevaprubart or any future product candidates including ultimately losing our rights to such product candidates, which would have a material adverse effect on our business, financial conditions, results of operations and prospects.

We depend on our licensors or patent owners of our in-licensed patent rights to prosecute and maintain certain patents and patent applications that are material to our business. Any failure by our licensors or such patent owners to effectively protect these patent rights could adversely impact our business and operations.

We have licensed certain patent rights for olevaprubart from Hutchmed and may in the future license other patent rights from third parties. As a licensee of third parties, we may rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under certain of our license agreements. In addition, we may not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights that we may jointly own with certain of our licensors. We cannot be certain that these patents and patent applications have been or will be prepared, filed, prosecuted or maintained by such third parties in compliance with applicable laws and regulations, in a manner consistent with the best interests of our business, or in a manner that will result in valid and enforceable patents or other intellectual property rights that cover olevaprubart or other product candidates. If our licensors fail to prepare, prosecute or maintain such patent applications and patents, or lose rights to those patent applications or patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize olevaprubart or other product candidates could be adversely affected.

Pursuant to the terms of the license agreements with certain of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents.

Even if we are permitted to pursue the enforcement or defense of our licensed patents, we will require the cooperation of our licensors and any applicable patent owners and such cooperation may not be provided to us. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If we lose any of our licensed intellectual property, our right to develop and commercialize olevaprubart or other product candidates could be adversely affected.

Our rights to develop and commercialize olevaprubart are subject, in part, to the terms and conditions of licenses granted to us by others.

We rely on licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of olevaprubart. These and other licenses may not provide exclusive rights to use such intellectual property in all relevant fields of use and in all territories in which we may wish to develop or commercialize olevaprubart. As a result, we may not be able to prevent competitors from developing and commercializing competitive product candidates in territories included in all our licenses.

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

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize olevaprubart. If such licenses are terminated, we may be required to seek alternative in-license arrangements, which may not be available on commercially reasonable terms or at all, or may be non-exclusive. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, we may need to modify or cease the development, manufacture and commercialization of olevaprubart, and competitors would have the freedom to seek regulatory approval of and to market products identical to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

We rely on third parties for the manufacture of olevaprubart for development, and expect to continue to do so for the foreseeable future. Our current and anticipated future dependence upon third parties for the manufacture of olevaprubart or any future product candidates increases the risk that we will not have sufficient quantities of olevaprubart or any future product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts and could impact future profit margins.

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of olevaprubart and any future product candidates and related materials for development, as well as for commercial manufacture if olevaprubart or any future product candidates receives marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our active pharmaceutical ingredients and drug product for olevaprubart are currently provided by a single-source supplier, WuXi Biologics, and we expect to rely on this supplier for the foreseeable future. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities or otherwise substantially increase our manufacturing costs, thereby potentially disrupting the supply of material to us or requiring us to scale back our manufacturing activities. For example, the United States has recently passed legislation, namely the BIOSECURE Act, to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, on December 18, 2025, the President signed the National Defense Authorization Act (“NDAA”) for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. The Office of Management and Budget will issue a list of BCCs no later than mid-December 2026. Companies designated as a BCC shall include (i) certain entities that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, (ii) companies that the Office of Management and Budget designates as a BCC based on certain criteria, and (iii) certain subsidiaries or parent or successor entities of the foregoing. There is a “safe harbor” provision in the BIOSECURE Act providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

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

Furthermore, we do not have complete control over all aspects of the manufacturing process and are dependent on our contract manufacturing partners for compliance with current Good Manufacturing Practice (“cGMP”) regulations for manufacturing both drug substances and finished drug product. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and others, they will not secure and maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or an applicable foreign authority does not approve these facilities for the manufacture of our product candidates or if the FDA or applicable foreign authority, withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market olevaprubart or any future product candidates, if approved. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements, and we may not be able to enter into new manufacturing arrangements on commercially reasonable terms or at all. In some cases, the technical skills or technology required to manufacture olevaprubart or any future product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on our third-party manufacturers or require us to obtain a license from such manufacturers in order to have another third-party manufacture olevaprubart or any future product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any product produced by the new manufacturer is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical trials. If third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, the development of olevaprubart or any future product candidates may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not currently have the ability to independently conduct certain discovery research, preclinical studies and clinical trials for olevaprubart or any future product candidates. We rely on third parties, including CROs, academic institutions and clinical trial sites, to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon these third parties to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our third parties’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the third parties does not relieve us of our regulatory responsibilities.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or applicable foreign authorities. The FDA or applicable foreign authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or applicable foreign authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, refusal to accept or rejection, of our marketing applications by the FDA or applicable foreign authorities and may ultimately lead to the denial of marketing approval of olevaprubart or any future product candidates.

We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of olevaprubart and any future product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to continue to form collaborations in the future with respect to olevaprubart and any future product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

We entered into the Hutchmed Agreement pursuant to which we collaborated with Hutchmed with respect to certain research and development activities, including related to olevaprubart. We may also form or seek further strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to olevaprubart and any future product candidates that we may develop, including in territories outside the United States or for certain indications. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or other anticipated benefits that led us to enter into the arrangement.

Research and development collaborations are subject to numerous risks, which may include the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration, and may not commit sufficient efforts and resources, or may misapply those efforts and resources;
•
collaborators may not pursue development and commercialization of olevaprubart or any future product candidates or may elect not to continue or renew development or commercialization of such product candidates based on clinical trial results or changes in their strategic focus;
•
collaborators may delay, provide insufficient resources to, or modify or stop clinical trials for olevaprubart or any future product candidates;
•
collaborators could develop or acquire products outside of the collaboration that compete directly or indirectly with olevaprubart or any future product candidates;
•
collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•
disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of olevaprubart or any future product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated and, if terminated, may result in a need for additional capital and personnel to pursue further development or commercialization of olevaprubart or any future product candidates; and
•
collaborators may own or co-own intellectual property covering olevaprubart or any future product candidates that results from our collaborating with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for olevaprubart or any future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view olevaprubart or any future product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our technologies, product candidates and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators. For example, under our Hutchmed Agreement, Hutchmed has a right of first negotiation with respect to certain commercialization activities for our licensed products thereunder in mainland China.

As a result of these risks, we may not be able to realize the benefit of our existing collaborations or any future collaborations or licensing agreements we may enter into. In addition, there have been a significant number of recent business combinations among large pharmaceutical and biomedical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the Company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. In addition, we may face regulatory obstacles in completing such transactions. If we are unable to do so, we may have to reduce or delay the development of olevaprubart or any future product candidate, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for such product candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop olevaprubart in one or more indications or any future product candidates or bring them to market and generate revenue.

Additionally, we may sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. If collaborations occur, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue development of olevaprubart or any future product candidates. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such product candidates and our business and financial condition could suffer.

We may also seek to in-license third-party technologies to enhance olevaprubart or any future product candidates and we may be unable to in-license such rights at a reasonable cost, on reasonable terms or at all, which could harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology in order to establish or maintain our competitive position in the market. Any delays in entering into new collaborations or strategic partnership agreements related to olevaprubart or any future product candidates could delay the development and commercialization of such product candidates in certain geographies or indications or limit our ability to discover and develop new product candidates, which could harm our business prospects, financial condition, and results of operations.

Risks Related to Commercialization of Our Product Candidates

We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. If we successfully develop and commercialize olevaprubart or any future product candidate, we and any future collaborators will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of the entities developing and marketing potentially competing products have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and commercialization. Even if we are able to successfully develop and commercialize a product, our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects, are more convenient or are less expensive than our product.

We are developing olevaprubart for the treatment of moderate-to-severe AD. The key competitive factors affecting the success of olevaprubart, if approved, are likely to be efficacy, safety and tolerability, convenience, presentation, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. There are several approved products for moderate-to-severe AD, such as DUPIXENT® (dupilumab), an IL-4Rα mAb marketed by Sanofi/Regeneron, ADBRY® (tralokinumab-ldrm), an IL-13 mAb marketed by Leo Pharmaceuticals, EBGLYSSTM (lebrikizumab-lbkz), an IL-13 mAb marketed by Eli Lilly and NEMLUVIO® (nemolizumab-ilto), an IL-31 mAb marketed by Galderma Laboratories, L.P. There are several approved treatments that target JAK1 or JAK2 to treat AD, including CIBINQO®(abrocitinib) marketed by Pfizer, RINVOQ® (upadacitinib) marketed by AbbVie and OLUMIANT® (baricitinib) marketed by Eli Lilly. These approved products have all demonstrated clinically significant efficacy results.

Until recently, the most advanced OX40-O40L targeting agent in development forAD was amlitelimab (Sanofi), an anti-OX40L mAb. In the third quarter of 2026, Sanofi announced its discontinuation of amlitelimab development in AD. In addition, there are several other OX40/OX40L targeting agents in the pipelines of various companies. These include monotherapies, free- or fixed-dose combinations of multiple antibodies, and various bispecific constructs. Rocatinlimab, a receptor-targeting anti-OX40 mAb previously in development by Amgen and Kyowa Kirin, is engineered in its Fc region for an enhanced ADCC intended to deplete OX40-expressing T cells. In the first quarter of 2026, Amgen returned the rights to the program fully to Kyowa Kirin and in March 2026 Kyowa Kirin announced discontinuation of all rocatinlimab development studies. Abcellera is developing ABCL575, an OX40L targeting mAb. Prior to the announcement of its acquisition by BioCryst, Astria was developing STAR-0310, a receptor-targeting mAb. APG279 is a combination of zumilokibart (IL13 targeting) and APG990 (anti-OX40L mAb) being developed by Apogee Therapeutics, which AbbVie recently announced their intentions to acquire. Navigator Medicines, a private company, is developing NAV-240, an anti-OX40LxTNFα bispecific as well as other anti-OX40L bispecifics. Several other companies are developing bispecifics with OX40 or OX40L, including Almirall currently in Phase 1. In addition to amlitelimab, Sanofi has several combinations and bispecifics in development with OX40 and OX40L, including brivekimig, an anti-OX40LxTNFα nanobody in development for hidradenitis suppurativa, and SAR446422, an OX40/CD28 bispecific antibody.

We are also developing olevaprubart for the treatment of AA. There are several approved Janus kinase (JAK) inhibitors for the treatment of AA, including Eli Lilly’s baricitinib, Pfizer’s ritlecitinib and Sun Pharma’s deuruxolitinib. There are several therapies in development for the treatment of AA. One of the most advanced is rezpegaldesleukin (NKRT-358), a pegylated IL-2 modulator, being developed by Nektar Therapeutics. Rezpegaldesleukin is also being developed for AD. Other therapies in development include bempikibart, an IL-7Rα antibody being developed by Q32, ATI-2138, an ITK/JAK3 inhibitor being developed by Aclaris, FB102, an anti-CD122 mAb being developed by Forte (pending acquisition by argenx), and ALM223, an IL2 mutant fusion protein being developed by Almirall.

The enrollment and retention of patients in clinical trials for olevaprubart may be disrupted or delayed as a result of clinicians’ and patients’ perceptions as to the potential advantages of olevaprubart in relation to commercially available therapies and other programs in development, including approved products as well as any other new products that may be approved in the future.

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

Our potential future competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and commercializing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, or as a result of the development of drug products that have more convenient dosing regimens. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development of olevaprubart and any future product candidates.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If olevaprubart or any of our future product candidates ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Coverage and reimbursement may be limited or unavailable in certain market segments for olevaprubart or any future product candidates, which could make it difficult for us to sell olevaprubart or any future product candidates, if approved, profitably.

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

Patients are unlikely to use olevaprubart or any future product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services (“CMS”) revises the reimbursement systems used to reimburse healthcare providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payors, and reduce the willingness of physicians to use olevaprubart or any future product candidates. In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

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

The marketability of olevaprubart or any future product candidates for which we receive regulatory approval for commercial sale may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. We expect downward pressure on pharmaceutical pricing to continue. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Clinical trial subject injury and product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of olevaprubart or any future product candidates that we may develop.

The use of olevaprubart or any future product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of clinical trial subject injury and product liability claims. Product liability claims might be brought against us by consumers, healthcare professionals, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•
impairment of our business reputation and significant negative media attention;
•
withdrawal of participants from our clinical trials;
•
significant costs to defend the related litigation;
•
distraction of management’s attention from our primary business;
•
substantial monetary awards to patients or other claimants;
•
inability to commercialize olevaprubart or any future product candidates;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
decreased demand for olevaprubart or any future product candidates, if approved for commercial sale; and
•
loss of revenue.

Risks Related to Government Regulation

The regulatory approval process of the FDA and comparable foreign regulatory authorities is lengthy, time-consuming and inherently unpredictable, and even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval for olevaprubart or any future product candidates, and any such regulatory approval may be for a more narrow indication than we seek.

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

Olevaprubart or any future product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•
disagreement with the design or conduct of our clinical trials;
•
failure to demonstrate to the satisfaction of regulatory authorities that olevaprubart or any future product candidates are safe and effective, or have a positive benefit/risk profile for its proposed indication;
•
failure of clinical trials to meet the level of statistical significance required for approval;
•
disagreement with our interpretation of data from preclinical studies or clinical trials;
•
the insufficiency of data collected from clinical trials of olevaprubart or any future product candidates to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
•
failure to obtain approval of our manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or
•
changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market olevaprubart or any future product candidates, which would significantly harm our business, results of operations and prospects. The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve olevaprubart or any future product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Even if olevaprubart or any future product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval.

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

In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Accordingly, the regulatory approval pathway for olevaprubart or any future product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresees a three-year transition period. On January 31, 2025, all ongoing trials became subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

In addition, even where foreign clinical trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the clinical trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it could result in the need for additional trials, which could be costly and time-consuming, and which may result in olevaprubart or any future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We may seek various designations by regulatory authorities, such as Fast Track Designation or PRIority MEdicine (“PRIME”) Designation from regulatory authorities, for olevaprubart or any future product candidates that we develop. If a drug is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for Fast Track Designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. If granted, fast track designation makes a drug eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Products with Fast Track designation may also be eligible for accelerated approval and priority review, if the relevant criteria are met.

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the European Medicines Agency’s (“EMA”) support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

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

Obtaining and maintaining regulatory approval of olevaprubart or any future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of olevaprubart or any future product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of olevaprubart or any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of olevaprubart and any future product candidates will be harmed.

Even if we receive regulatory approval of olevaprubart or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with olevaprubart or any future product candidates.

Any regulatory approvals that we receive for olevaprubart or any future product candidates will require surveillance to monitor the safety and efficacy of such product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy (“REMS”) in order to approve olevaprubart or any future product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves olevaprubart or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for olevaprubart or any future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA or comparable foreign regulatory authorities could require us to conduct another study to obtain additional safety or biomarker information.

Further, we will be required to comply with FDA and comparable foreign regulatory authorities’ promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. Although the FDA and comparable foreign regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Later discovery of previously unknown problems with olevaprubart or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS or similar foreign program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of olevaprubart or any future product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
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
•
product seizure or detention, or refusal to permit the import or export of olevaprubart or any future product candidates; and
•
injunctions or the imposition of civil or criminal penalties.

FDA and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of olevaprubart or any future product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Certain policies of any administration may impact our business and industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

We and any of our third-party manufacturers or suppliers may use potent chemical agents and hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

We and our third-party manufacturers or suppliers and current or potential future collaborators may use biological materials, potent chemical agents and may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety of the environment. The operations of our third-party manufacturers and suppliers also produce, and our operations may produce, hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended. Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with the storage or disposal of biologic, hazardous or radioactive materials.

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

Healthcare professionals and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of olevaprubart or any future product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, third-party payors, customers and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and significant penalties. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of olevaprubart or any future product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Olevaprubart will be regulated as a biologic, and therefore it may be subject to competition sooner than anticipated.

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

For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological product.

The approval of a biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

Even if we obtain regulatory approval of olevaprubart or any future product candidates, the products may not gain market acceptance among physicians, patients, hospitals and others in the medical community.

The use of olevaprubart for the treatment of moderate-to-severe AD, AA or other potential indications or any of our future product candidates may not become broadly accepted by physicians, patients, hospitals and others in the medical community. Factors that will influence whether olevaprubart or any future product candidates are accepted in the market include:

•
the clinical indications for which olevaprubart or any future product candidates are approved;
•
physicians, hospitals and patients considering olevaprubart or any future product candidates as a safe and effective treatment;
•
the potential and perceived advantages of olevaprubart or any future product candidates over alternative treatments;
•
the incidence and severity of any side effects;
•
product labeling or product insert requirements of the FDA or comparable foreign regulatory authorities;
•
limitations or warnings contained in the labeling approved by the FDA or comparable foreign regulatory authorities;
•
the timing of market introduction of olevaprubart or any future product candidates as well as competitive products;
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

If olevaprubart or any future product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

The advancement of healthcare reform may negatively impact our ability to profitably sell olevaprubart or any future product candidates, if approved.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to profitably sell olevaprubart or any future product candidates, if approved. In particular, in 2010 the Affordable Care Act (“ACA”) was enacted which, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including olevaprubart, under the Medicaid drug rebate program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid drug rebate program, extended the Medicaid drug rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. For example, the current administration announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and Canada.

In the EU, similar developments may affect our ability to profitably commercialize olevaprubart or any future product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or Member State level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicinal products, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU Member States have resulted in restrictions on the pricing and reimbursement of medicinal products by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of olevaprubart or any future product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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

•
the demand for olevaprubart or any future product candidates, if we obtain regulatory approval;
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

Our personnel use artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for olevaprubart or any future product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely, and will continue to rely, upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to olevaprubart. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to olevaprubart and any future product candidates we may develop. We seek to protect our proprietary position by filing or collaborating with our licensors to file patent applications in the United States and abroad related to olevaprubart or any future product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Moreover, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Although our licensing partner Hutchmed received a composition of matter patent in the U.S. and Taiwan for olevaprubart, we cannot be certain that the claims in Hutchmed’s pending patent applications directed to composition of matter of olevaprubart will be considered patentable by patent offices in other foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent applications that we own or in-license may fail to result in issued patents with claims that cover olevaprubart and any future product candidates we may develop in the United States or in other foreign countries, in whole or in part. Alternately, the existing patents that we own or in-license and any future patents we obtain may not be sufficiently broad to prevent others from developing competing products and technologies. It is possible that not all potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or later invalidate or narrow the scope of an issued patent. For example, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Even if patents do successfully issue and even if such patents cover olevaprubart and any future product candidates we may develop, third parties may challenge their validity, ownership, enforceability or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable or circumvented. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of olevaprubart or any future product candidates. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing olevaprubart or any future product candidates, if approved, or practicing our own patented technology. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner. Further, if we encounter delays in regulatory approvals, the period of time during which we could market olevaprubart or any future product candidate under patent protection could be reduced. If any of our patents expire or are challenged, invalidated, circumvented or otherwise limited by third parties prior to the commercialization of olevaprubart or any future product candidates, and if we do not own or have exclusive rights to other enforceable patents protecting olevaprubart or any future product candidates, competitors and other third parties could market products and use processes that are substantially similar, or superior, to ours and our business would suffer.

If the patent applications we hold or have in-licensed with respect to olevaprubart or any future product candidates fail to issue, if their validity, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for any of olevaprubart or any future product candidates, it could dissuade companies from collaborating with us to develop product candidates, encourage competitors to develop competing products or technologies and threaten our ability to commercialize future product candidates. Any such outcome could harm our business.

We are a party to the Hutchmed Agreement which is important to our business, and we may enter into additional license agreements in the future. Our Hutchmed Agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payments, royalties and other obligations on us. See Note 10 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, or, in some cases, under other circumstances, the licensor may have the right to terminate the license, in which event we would not be able to market product candidate(s) covered by the license.

The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal, scientific and factual questions, and is characterized by the existence of large numbers of patents and frequent litigation based on allegations of patent or other intellectual property infringement or violation. The standards that the United States Patent and Trademark Office (“USPTO”) and its foreign counterparts use to grant patents are not always applied predictably or uniformly. In addition, the laws of jurisdictions outside the United States may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Since patent applications in the United States and other jurisdictions are confidential for a period of time after filing, we cannot be certain that we were the first to file for patents covering our inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in the issuance of patents, or may result in the issuance of patents which fail to protect olevaprubart or any future product candidates, in whole or in part, or which fail to effectively prevent others from commercializing competitive technologies and products.

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

Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent and the protection it affords, is limited. Without patent protection for olevaprubart or any future product candidates, we may be open to competition from biosimilar versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Third parties may assert claims against us alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to defend or enforce our patents, either of which could result in substantial costs or loss of productivity, delay or prevent the development and commercialization of olevaprubart or any future product candidates, prohibit our use of proprietary technology or sale of products or put our patents and other proprietary rights at risk.

Our commercial success depends, in part, upon our ability to develop, manufacture, market and sell olevaprubart and any future product candidates without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical and biotechnology industries is common, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell, if approved, olevaprubart or any future product candidates. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous U.S., EU and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing olevaprubart or any future product candidates, and as the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that olevaprubart or any future product candidates may be subject to claims of infringement of the intellectual property rights of third parties. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

We may be subject to third-party claims including patent infringement, interference or derivation proceedings, post-grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. Even if such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. There may be third-party patents or patent applications with claims to compositions, formulations, or methods of treatment, prevention use, or manufacture of olevaprubart or any future product candidates or technologies. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that olevaprubart or any future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to prohibit our use of those compositions, formulations, methods of treatment, prevention or use or other technologies, effectively blocking our ability to progress the clinical development of or commercialize the applicable product candidate until such patent expires or is finally determined to be invalid or unenforceable or unless we obtained a license.

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

In addition, defending such claims would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages if we are found to be infringing a third party’s intellectual property rights. These damages potentially include increased damages and attorneys’ fees if we are found to have infringed such rights willfully. Further, if a patent infringement suit is brought against us or our third-party service providers, our development, manufacturing or sales activities relating to the product or product candidate that is the subject of the suit may be delayed or terminated, as parties making claims against us may obtain injunctive or other equitable relief. As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights. These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing olevaprubart or any future product candidates, or forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly. We might also be forced to redesign or modify olevaprubart or any future product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible. Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. Intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us from manufacturing, importing, marketing or otherwise commercializing our products, services and technology. In addition, if the breadth or strength of protection provided the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize olevaprubart or any future product candidates.

Competitors may infringe our patents or other intellectual property. If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering olevaprubart or any future product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States and in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, lack of written description, or non-enablement. Third parties might allege unenforceability of our patents because during prosecution of the patent an individual connected with such prosecution withheld relevant information or made a misleading statement. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution, but that an adverse third party may identify and submit in support of such assertions of invalidity. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on olevaprubart or any future product candidates. Our patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop, manufacture and market olevaprubart or any future product candidates.

It is possible that our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, analysis of the scope of relevant patent claims or determination of the expiration of relevant patents, are not complete or thorough. It is also possible that we have not identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of olevaprubart or any future product candidates in any jurisdiction. Patent applications in the United States, the EU and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering olevaprubart or any future product candidates could be filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover olevaprubart or any future product candidates or the use of such product candidates. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market olevaprubart or any future product candidates. We may incorrectly determine that olevaprubart or any future product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States, the EU or elsewhere that we consider relevant may be incorrect, which may negatively impact our ability to develop and market olevaprubart or any future product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market olevaprubart or any future product candidates, if approved.

If we fail to identify or correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay monetary damages, we may be temporarily or permanently prohibited from commercializing olevaprubart or any future product candidates. We might, if possible, also be forced to redesign olevaprubart or any future product candidates in a manner that no longer infringes third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect olevaprubart or any future product candidates.

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

The USPTO, European and other patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO, European and other patent agencies over the lifetime of the patent. While an inadvertent failure to make payment of such fees or to comply with such provisions can in many cases be cured by additional payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance with such provisions will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction, or loss of entitlement or unenforceability against third parties. Non-compliance events that could result in abandonment or lapse or loss of entitlement or unenforceability of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering olevaprubart or any future product candidates or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, it can create opportunities for competitors to enter the market, which would hurt our competitive position and could impair our ability to successfully progress clinical development of or commercialize olevaprubart or any future product candidates in any indication for which they may be approved.

We enjoy only limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents covering olevaprubart or any future product candidates in all countries throughout the world would be prohibitively expensive, and even in countries where we have sought protection for our intellectual property, such protection can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. In-licensing patents covering olevaprubart or any future product candidates in all countries throughout the world may similarly be prohibitively expensive, if such opportunities are available at all. And in-licensing or filing, prosecuting and defending patents even in only those jurisdictions in which we develop or commercialize olevaprubart or any future product candidates may be prohibitively expensive or impractical. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection or licensed patents to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but where enforcement is not as strong as that in the United States or the EU. These products may compete with olevaprubart or any future product candidates, and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or regulations in the United States and the EU and many companies have encountered significant difficulties in protecting and defending proprietary rights in such jurisdictions. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets or other forms of intellectual property, particularly those relating to biotechnology products, which could make it difficult for us to prevent competitors in some jurisdictions from marketing competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, are likely to result in substantial costs and divert our efforts and attention from other aspects of our business, and additionally could put at risk our or our licensors’ patents of being invalidated or interpreted narrowly, could increase the risk of our or our licensors’ patent applications not issuing, or could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, while damages or other remedies may be awarded to the adverse party, which may be commercially significant. If we prevail, damages or other remedies awarded to us, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market olevaprubart or any future product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize olevaprubart or any future product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition in those jurisdictions.

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

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for olevaprubart or any future product candidates, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of olevaprubart or any future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. In the EU, olevaprubart and any future product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

Our proprietary rights may not adequately protect olevaprubart or any future product candidates, and do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make products that are the same as or similar to olevaprubart or any of our future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
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

We consider trade secrets and confidential know-how to be important to our business. We may rely on trade secrets and confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. However, trade secrets and confidential know-how are difficult to protect, and we have limited control over the protection of trade secrets and confidential know-how used by our licensors, collaborators and suppliers. Because we rely on third parties to manufacture olevaprubart, may continue to do so in the future and expect to collaborate with third parties on the development of olevaprubart or any future product candidates we develop, we may, at times, share trade secrets and confidential know-how with them. We also conduct joint research and development programs that may require us to share trade secrets and confidential know-how under the terms of our research and development partnerships or similar agreements. Under such circumstances, trade secrets and confidential know-how can be difficult to maintain as confidential.

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

The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, olevaprubart or any future product candidates may require the use of additional proprietary rights held by third parties. Olevaprubart or any future product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compositions and pre-existing pharmaceutical compositions. These pharmaceutical products may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors access to the same technologies licensed to us.

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

Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and if we do fail in defending any such claims, in addition to paying monetary damages, we may lose valuable personnel or intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property, which could result in customers seeking other sources for the technology, or in ceasing from doing business with us. Any such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to progress our clinical development programs or commercialize olevaprubart or any future product candidates. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful, litigation could result in substantial cost and reputational loss and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

Risks Related to our Industry and Business

We will need to expand our organization, and we may experience challenges in managing this growth as we build our capabilities, which could disrupt our operations.

As of June 30, 2026, we had 18 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of olevaprubart or any future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize olevaprubart or any future product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If we (or the third parties with whom we work) experience a security incident or are perceived to have experienced a security incident, we could face adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, monetary fund diversions, diversion of management attention, negative publicity; reputational harm; financial loss, interruptions in our operations (including availability of data), disruptions to our operations; and a loss of confidence in us and our ability to conduct clinical trials. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our sensitive information could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of sensitive information, we could incur liability, and the further development of olevaprubart or any future product candidates could be delayed. Further, our insurance coverage may not be sufficient to cover the financial, legal, arise from our privacy and security practices, including any compromise of our data or information technology systems. We also cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. Any future pandemic or epidemic disease outbreaks could disrupt the supply chain and the manufacture or shipment of olevaprubart or any future product candidates for use in our clinical trials and research and preclinical studies and, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, alter the results of the clinical trial due to disease progression in participants, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future pandemic or epidemic disease outbreak could also potentially further affect the business of the FDA or other comparable foreign regulatory authorities, which could result in delays in meetings related to our ongoing or planned clinical trials, as well have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the Inflation Reduction Act and OBBBA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
our ability to obtain regulatory approvals for olevaprubart and any future product candidates, and delays or failures to obtain such approvals;
•
failure of olevaprubart or any of our future product candidates, if approved, to achieve commercial success;
•
failure by us to maintain our existing third-party license and supply agreements;
•
failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•
changes in laws or regulations applicable to olevaprubart or our future product candidates;
•
any inability to obtain adequate supply of olevaprubart or our future product candidates or the inability to do so at acceptable prices;
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

In connection with the preparation of Legacy Inmagene’s financial statements for the years ended December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting, which had not been remediated as of June 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Social media is increasingly being used to communicate about our clinical development program and the diseases olevaprubart is being developed to treat. We intend to utilize appropriate social media in connection with communicating about our development programs. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to report an alleged adverse event during a clinical trial. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website, or a risk that a post on a social networking website by any of our employees may be construed as inappropriate promotion. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harms to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
4.4

Registration Rights Agreement dated April 14, 2026, by and between the Registrant and the Investors (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40287) filed with the SEC on May 7, 2026).

10.1

Securities Purchase Agreement, dated April 12, 2026, by and between the Registrant and the Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on April 13, 2026).

10.2

ImageneBio, Inc. Amended and Restated 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on June 17, 2026).

10.3

ImageneBio, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on July 23, 2026).

10.4

Form of Participation Agreement to ImageneBio, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on July 23, 2026).

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

ImageneBio, Inc.

Date: August 5, 2026	By:	/s/ Kristin Yarema
Kristin Yarema, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Yanina Grant-Huerta
Yanina Grant-Huerta
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)