Form 10-Q
period 2026-09-30
ImageneBio, Inc.
filed 2026-11-09
CIK 1835579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 12,456,281 shares of its voting common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$84,853	$94,532
Marketable securities	41,744	40,817
Prepaid expenses and other current assets	4,000	4,939
Total current assets	130,597	140,288
Operating lease right-of-use assets, net	345	790
Deposits and other non-current assets	6,119	4,878
Promissory note receivable from related party	5,480	7,020
Total assets	$142,541	$152,976
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$931	$1,439
Accrued expenses and other current liabilities	5,832	7,533
Operating lease liabilities, current	1,312	2,262
Total current liabilities	8,075	11,234
Operating lease liabilities, non-current	—	713
Other non-current liabilities	848	870
CVR liability due to related party	5,480	7,020
Total liabilities	14,403	19,837
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Voting Common Stock, $0.001 par value, 142,000,000 shares authorized; 12,456,281 and 10,650,925 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	12	11
Non-Voting Common Stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and 530,714 shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	394,766	363,094
Accumulated other comprehensive income (loss)	(170)	87
Accumulated deficit	(266,470)	(230,053)
Total stockholders’ equity	128,138	133,139
Total liabilities and stockholders’ equity	$142,541	$152,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License revenue	$—	$—	$—	$800
Operating expenses:
Research and development	11,270	15,156	23,900	24,849
General and administrative	6,039	11,036	17,272	15,496
Total operating expenses	17,309	26,192	41,172	40,345
Loss from operations	(17,309)	(26,192)	(41,172)	(39,545)
Other income (expense):
Interest income, net	1,189	1,055	3,566	742
Other income, net	520	284	1,235	288
Total other income, net	1,709	1,339	4,801	1,030
Loss before income taxes	(15,600)	(24,853)	(36,371)	(38,515)
Income tax expense (benefit)	20	(74)	46	(74)
Net loss	(15,620)	(24,779)	(36,417)	(38,441)
Accretion of redeemable convertible preferred shares	—	(846)	—	(7,046)
Net loss attributable to common stockholders	$(15,620)	$(25,625)	$(36,417)	$(45,487)
Net loss per common share, basic and diluted	$(0.91)	$(2.91)	$(2.45)	$(9.98)
Weighted-average common shares outstanding, basic and diluted	17,122,691	8,797,126	14,853,552	4,559,574

Comprehensive loss:
Net loss	$(15,620)	$(24,779)	$(36,417)	$(38,441)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(119)	94	(257)	94
Foreign currency translation adjustment	—	(3)	—	(29)
Total comprehensive loss	$(15,739)	$(24,688)	$(36,674)	$(38,376)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

								Accumulated
	Redeemable Convertible		Series A Convertible				Additional	Other		Total
	Preferred Shares		Preferred Shares		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	—	$—	—	$—	11,181,639	$11	$363,094	$87	$(230,053)	$133,139
Issuance of common stock upon exercise of stock options	—	—	—	—	97,491	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	876	—	—	876
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	—	—	(10,619)	(10,619)
Balances at March 31, 2026	—	—	—	—	11,279,130	11	364,005	(17)	(240,672)	123,327
Issuance of pre-funded warrants for the purchase of common stock	—	—	—	—	—	—	28,048	—	—	28,048
Stock-based compensation expense	—	—	—	—	—	—	911	—	—	911
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	(10,178)	(10,178)
Balances at June 30, 2026	—	—	—	—	11,279,130	11	392,964	(51)	(250,850)	142,074
Issuance of common stock upon conversion of pre-funded warrants, net of issuance costs	—	—	—	—	1,038,482	1	(15)	—	—	(14)
Issuance of common stock upon exercise of stock options	—	—	—	—	24,286	—	111	—	—	111
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	10,013	—	41	—	—	41
Vesting of restricted stock units	—	—	—	—	104,370	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,665	—	—	1,665
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	—	—	—	—	(15,620)	(15,620)
Balances at September 30, 2026	—	$—	—	$—	12,456,281	$12	$394,766	$(170)	$(266,470)	$128,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

								Accumulated
	Redeemable Convertible		Series A Convertible				Additional	Other		Total
	Preferred Shares		Preferred Shares		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2024	2,163,434	$159,039	994,869	$18,967	1,409,884	$1	$2,158	$(1,791)	$(179,900)	$(160,565)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,763	—	45	—	—	45
Stock-based compensation expense	—	—	—	—	—	—	57	—	—	57
Accretion of Redeemable Convertible Preferred Shares to redemption value	—	3,051	—	—	—	—	(2,244)	—	(807)	(3,051)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Balances at March 31, 2025	2,163,434	162,090	994,869	18,967	1,411,647	1	16	(1,800)	(186,784)	(169,600)
Accretion of Redeemable Convertible Preferred Shares to redemption value	—	3,149	—	—	—	—	—	—	(3,149)	(3,149)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	(7,585)	(7,585)
Balances at June 30, 2025	2,163,434	165,239	994,869	18,967	1,411,647	1	16	(1,817)	(197,518)	(180,351)
Stock-based compensation expense	—	—	—	—	—	—	15,283	—	—	15,283
Accretion of Redeemable Convertible Preferred Shares to redemption value	—	846	—	—	—	—	—	—	(846)	(846)
Exchange of redeemable convertible preferred shares and convertible preferred shares into common stock upon the closing of the reverse recapitalization	(2,163,434)	(166,085)	(994,869)	(18,967)	3,158,303	3	185,049	—	—	166,085
Issuance costs in connection with reverse recapitalization	—	—	—	—	—	—	(9,431)	—	—	(9,431)
Issuance of common stock to former Ikena stockholders for reverse recapitalization	—	—	—	—	4,071,927	4	83,030	—	—	83,034
Issuance of common stock in PIPE Financing, net of issuance costs of $3.9 million	—	—	—	—	2,508,337	3	71,127	—	—	71,130
Forgiveness of term loan in connection with reverse recapitalization	—	—	—	—	—	—	22,989	—	—	22,989
Issuance of restricted stock units in connection with the reverse recapitalization	—	—	—	—	31,425	—	—	—	—	—
Distribution of Legacy Inmagene CVR to Legacy Inmagene Stockholders	—	—	—	—	—	—	(6,720)	—	—	(6,720)
Non-OX40 Divestiture	—	—	—	—	—	—	1,527	1,820	—	3,347
Unrealized gain on marketable securities	—	—	—	—	—	—	—	94	—	94
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(24,779)	(24,779)
Balances at September 30, 2025	—	$—	—	$—	11,181,639	$11	$362,870	$94	$(223,143)	$139,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IMAGENEBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(36,417)	$(38,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,452	15,340
Amortization of right-of-use assets	526	466
Accretion of discounts on marketable securities, net	(13)	(33)
Non-cash interest expense	—	489
Depreciation and amortization expense	—	6
Gain on early extinguishment of lease liability	—	(149)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	939	(3,574)
Deposits and other non-current assets	(1,039)	(1,277)
Accounts payable	(654)	(2,179)
Accrued expenses and other current liabilities	1,578	(9,945)
Deferred revenue	—	(650)
Other non-current liabilities	(22)	15
Operating lease liabilities	(1,744)	(694)
Net cash used in operating activities	(33,394)	(40,626)
Cash flows from investing activities:
Cash divested in Non-OX40 divestiture	—	(5,215)
Purchases of marketable securities	(24,604)	(1,485)
Maturities of marketable securities	23,433	2,250
Net cash used in investing activities	(1,171)	(4,450)
Cash flows from financing activities:
Proceeds from exercise of stock options	146	45
Proceeds from issuance of common stock in connection with employee stock purchase plan	41	—
Proceeds from issuance of pre-funded warrants to purchase common stock, net of issuance costs	28,034	—
Proceeds from term loan	—	15,000
Payment of issuance costs in connection with reverse recapitalization	(3,279)	(5,338)
Payment of deferred offering costs	(56)	—
Cash acquired in connection with reverse recapitalization	—	54,631
Proceeds from common stock issued in 2025 PIPE Financing, net of issuance costs	—	71,130
Net cash provided by financing activities	24,886	135,468
Effect of exchange rate changes on cash and cash equivalents	—	652
Net change in cash and cash equivalents	(9,679)	91,044
Cash and cash equivalents at beginning of period	94,532	12,118
Cash and cash equivalents at end of period	$84,853	$103,162
Supplemental disclosure of noncash investing and financing activities:
Change in right-of-use asset and lease liabilities due to contract modification	$81	$—
Deferred offering costs included in accounts payable	$146	$—
Accretion of redeemable convertible preferred shares	$—	$7,046
Reverse recapitalization issuance costs in accrued expenses	$—	$3,500
Exchange of preferred shares into common stock upon closing of reverse recapitalization	$—	$185,049
Forgiveness of term loan upon closing of reverse recapitalization	$—	$22,989
Issuance of promissory note in connection with divestiture	$—	$6,720
Net assets derecognized in connection with Non-OX40 Divestiture	$—	$5,193

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

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. The accompanying condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, are unaudited. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026, the condensed results of its operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K on file with the SEC. Certain amounts in the three and nine months ended September 30, 2025 have been reclassified to conform to the year ended December 31, 2025 presentation.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to continue to incur losses as it invests in research and development activities to advance its existing and potential future research programs and incurs ongoing costs associated with operating as a public company. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. If the Company obtains regulatory approval for its product candidate or any future product candidates and starts to generate revenue, it expects to incur significant expenses related to developing its internal commercialization capability to support product sales, marketing, and distribution. The Company incurred a net loss of $36.4 million for the nine months ended September 30, 2026 and has an accumulated deficit of $266.5 million as of September 30, 2026. The Company believes its existing cash, cash equivalents and marketable securities of $126.6 million as of September 30, 2026 are sufficient to support operations through at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,760	$—	$—	$35,760
Marketable securities:
Corporate bonds	—	41,744	—	41,744
Promissory note	—	—	5,480	5,480
Total assets	$35,760	$41,744	$5,480	$82,984
Liabilities:
CVR liability	$—	$—	$5,480	$5,480

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,968	$—	$—	$34,968
Marketable securities:
Corporate bonds	—	40,817	—	40,817
Promissory note	—	—	7,020	7,020
Total assets	$34,968	$40,817	$7,020	$82,805
Liabilities:
CVR liability	$—	$—	$7,020	$7,020

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

The Company elected the fair value option and accordingly recorded the Promissory Note receivable at fair value at inception date (July 25, 2025) and each period end, with changes recorded within other income (expense) in the consolidated statements of operations and comprehensive loss. The Company believes the fair value option best reflects the economics of the underlying transaction. The Company’s Promissory Note receivable is valued on a recurring basis using a probability weighted expected future payout discounted by applicable market yield of 25.2% and 15.2% as of September 30, 2026 and December 31, 2025, respectively, which are Level 3 inputs.

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

The following table presents the changes in fair value of the Promissory Note receivable and the corresponding CVR liability during the nine months ended September 30, 2026 (in thousands):

	Promissory
	Note Receivable	CVR Liability
Balances at December 31, 2025	$7,020	$7,020
Change in fair value	(1,290)	(1,290)
Balances at March 31, 2026	5,730	5,730
Change in fair value	(3,170)	(3,170)
Balances at June 30, 2026	2,560	2,560
Change in fair value	2,920	2,920
Balances at September 30, 2026	$5,480	$5,480

The key inputs for the fair value measurement of the Promissory Note and the CVR liability are the timing of payments and the discount rate. Any payments received under the Promissory Note are payable to Legacy Inmagene CVR holders, and therefore changes in the fair value of the Promissory Note and the corresponding CVR liability offset each other and do not have a material impact on net loss.

During the three and nine months ended September 30, 2026, there were no transfers into or out of Level 3.

5. Marketable Securities

The following tables summarize the Company’s available-for-sale securities (in thousands):

	September 30, 2026
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate bonds	$41,914	$—	$(170)	$41,744
Total marketable securities	$41,914	$—	$(170)	$41,744

	December 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate bonds	$40,730	$88	$(1)	$40,817
Total marketable securities	$40,730	$88	$(1)	$40,817

The following table provides the maturity of the Company's available-for sale securities as of September 30, 2026 (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
Due within one year	$28,549	$28,469
Due after one year through two years	13,365	13,275
	$41,914	$41,744

6. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued external research and development expenses	$2,037	$280
Accrued compensation	2,513	2,888
Accrued consulting and professional fees	1,014	875
Accrued financing costs	—	3,326
Accrued other	268	164
Total accrued expenses and other current liabilities	$5,832	$7,533

Deposits and Other Non-Current Assets

Deposits and other non-current assets primarily include deposits related to clinical trials of $4.8 million and $3.2 million as of September 30, 2026 and December 31, 2025, respectively.

Other Non-Current Liabilities

Other non-current liabilities primarily include liabilities related to uncertain tax positions of $0.8 million as of September 30, 2026 and December 31, 2025.

7. Related Party Transactions

Promissory Note Receivable and CVR Liability

As discussed in Note 1, as part of the Non-OX40 Divestiture in 2025, BuyCo issued a Promissory Note to Legacy Inmagene in the amount of $8.9 million. The Promissory Note accrues interest at an annual rate of 4.61%, with interest payments due monthly in arrears, unless BuyCo elects to capitalize the interest through payment-in-kind (“PIK”) treatment during the term of the Promissory Note. No interest was received pursuant to the Promissory Note Receivable through September 30, 2026. The Promissory Note matures on the earlier of (i) the year 2035 or (ii) the date on which Legacy Inmagene declares the Promissory Note due and payable on or after the occurrence of an event of default. Additionally, in the event that BuyCo receives certain specified milestone or license payments, after the second anniversary of the Promissory Note, 50% of such proceeds must be used to prepay the outstanding balance of the Promissory Note. Any payments received by the Company under the Promissory Note from BuyCo will be distributed to Legacy Inmagene CVR holders as Legacy Inmagene CVR Payments. The Promissory Note receivable is recorded at fair value at each period end (see Note 4).

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

During the three months ended September 30, 2026, the Company recorded research and development expense of less than $0.1 million in the condensed consolidated statements of operations and comprehensive loss for services under the Transition Services Agreement. During the nine months ended September 30, 2026, the Company recorded research and development expense of $0.3 million and general and administrative expense of $0.1 million in the condensed consolidated statements of operations and comprehensive loss and paid $0.2 million to Miragene for services under the Transition Services Agreement. As of September 30, 2026, all transactions have been fully settled under the Transition Services Agreement. As of December 31, 2025, the Company had prepaid expenses of $0.2 million related to prepayments made under the Transition Services Agreement.

Reimbursement of Research and Development Expenses

Since July 25, 2025, the Company received reimbursement of expenses incurred for agreed upon research and development activities from a related party, where one of the Company’s board members is a partner. During the nine months ended September 30, 2026, the Company recorded an offset to research and development expenses in the condensed consolidated statements of operations and comprehensive loss and received a cash payment of less than $0.1 million. During the three and nine months ended September 30, 2025, the Company recorded an offset to research and development expenses in the condensed consolidated statements of operations and comprehensive loss of $0.4 million. As of December 31, 2025, $0.5 million was included as a receivable in prepaid expenses and other current assets, which amount was received in the nine months ended September 30, 2026. As of September 30, 2026, all amounts were fully settled under this arrangement.

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

During the three months ended September 30, 2026, investors exercised 1,038,516 pre-funded warrants in exchange for 1,038,482 shares of common stock in a partial cashless exercise. As of September 30, 2026, 4,731,819 pre-funded warrants remain outstanding.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to prepare and file, within three business days following August 1, 2026, subject to certain allowable delays, a registration statement with the SEC to register for resale the Warrant Shares, and generally to cause the applicable registration statement to promptly become effective. On August 5, 2026, the Company filed its registration statement on Form S-3 with the SEC for the resale of the Warrant Shares, and it was declared effective on August 11, 2026. The Company will be required to make certain cash payments in the event of registration failures, as described in the Registration Rights Agreement, not to exceed 5% of the aggregate purchase price. As of September 30, 2026, the Company determined that the likelihood of the Company incurring a significant amount of liquidated damages pursuant to the Registration Rights Agreement is not probable.

9. Stock-Based Compensation

The Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”) in connection with the Merger, which was approved by Ikena’s stockholders at its annual meeting of its stockholders on July 15, 2025 and became effective on the date immediately following the consummation of the Merger. As of the effective time of the 2025 Plan, there were 1,118,167 shares of common stock available for grant under the 2025 Plan. In addition, the number of shares reserved and available for issuance under the 2025 Plan will automatically increase on January 1 of each year for a period of 10 years, commencing on January 1, 2026 and ending on January 1, 2035, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. The 2025 Plan is a successor to and continuation of Ikena’s 2021 Stock Option and Incentive Plan, as amended (the “2021 Plan”). In addition, the Company assumed, effective as of the closing of the Merger, the Legacy Inmagene 2019 Stock Incentive Plan (the “2019 Plan”). Upon adoption of the 2025 Plan, no further grants will be made under the 2021 Plan or the 2019 Plan. The number of shares reserved for issuance under the 2025 Plan was increased by 559,081 shares effective January 1, 2026 in accordance with the provisions of the 2025 Plan. Additionally, on June 16, 2026, the stockholders of the Company approved the Amended and Restated 2025 Equity Incentive Plan (the “Amended 2025 Plan”) to among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2025 Plan by 850,000 shares and to include shares of common stock issuable upon conversion or exercise of convertible preferred stock and pre-funded warrants in the calculation of the annual automatic share reserve increase. As of September 30, 2026, 642,465 shares remain available for issuance under the 2025 Plan.

In July 2025, the Company’s board of directors adopted and approved the 2025 Inducement Plan (the “Inducement Plan”) to reserve 589,585 shares of common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). On December 18, 2025, the Company’s board of directors approved an amendment to the Inducement Plan to increase the maximum aggregate number of shares of common stock issuable thereunder to 1,589,585 shares of common stock. As of September 30, 2026, 538,533 shares remain available for issuance under the Inducement Plan.

The Company adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) in connection with the Merger, which was approved by Ikena’s stockholders at its annual meeting of its stockholders on July 15, 2025 and became effective on the date immediately following the consummation of the Merger. As of the effective time of the 2025 ESPP, there were 111,816 shares of common stock available for issuance under the 2025 ESPP. In addition, the number of shares of common stock reserved for issuance under the 2025 ESPP will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2026 and continuing through and including January 1, 2035, by an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 227,944 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The number of shares reserved for issuance under the 2025 ESPP was increased by 111,816 shares effective January 1, 2026 in accordance with the provisions of the 2025 ESPP. The first offering period began on January 16, 2026. During the nine months ended September 30, 2026, 10,013 shares of common stock were issued under the 2025 ESPP and as of September 30, 2026, 213,619 shares remained available for issuance under the 2025 ESPP.

Summary of Awards

During the nine months ended September 30, 2026, the Company granted 943,549 options with an aggregate grant-date fair value of $4.7 million and 1,042,716 RSUs with an aggregate grant-date fair value of $6.1 million to employees of the Company.

Stock-based compensation expense

Stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$270	$10,005	$573	$10,062
General and administrative expenses	1,395	5,278	2,879	5,278
Total stock-based compensation expense	$1,665	$15,283	$3,452	$15,340

As of September 30, 2026, unrecognized stock-based compensation expense related to stock-based awards was $16.5 million, which is estimated to be recognized over a period of 3.1 years.

10. Commitments and Contingencies

Leases

There have been no material changes to the Company’s lease agreements during the three or nine months ended September 30, 2026. For additional information on the Company's operating leases, see Note 8, Leases, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Regardless of outcome, litigation can have an adverse impact on the business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026.

Licensing Agreements with HUTCHMED Limited

Upon consummation of the Merger in July 2025, the Company became the successor of the Collaboration, Option and License Agreement, as amended (the “Hutchmed Agreement”) between Legacy Inmagene and HUTCHMED Limited (formerly known as Hutchison MediPharma Limited) (“Hutchmed”). Under the terms of the Hutchmed Agreement, Legacy Inmagene received an exclusive, royalty-free, worldwide license to perform research and development and for use in regulatory filings related to the licensed compounds (the “Licensed Compounds”). Further, on a Licensed Compound-by-Licensed Compound basis, Hutchmed granted Legacy Inmagene the exclusive option to the worldwide license with the right to sublicense to develop, manufacture and commercialize the licensed compound, with Hutchmed retaining first right to co-commercialization in mainland China (each a “License Option”). In April 2023, Legacy Inmagene entered into an amendment to the Hutchmed Agreement which terminated portions of the Hutchmed Agreement related to one of the compounds, and extended Legacy Inmagene’s deadline for License Option exercise by an additional year to allow time for additional research to be performed on two of the remaining targets. On October 16, 2023, Legacy Inmagene exercised the License Option for (a) anti-OX40 mAb, and (b) the BTK (Bruton tyrosine kinase) inhibitor. Upon exercise of the License Option, Legacy Inmagene acquired an exclusive, worldwide, royalty-bearing license with the right to sublicense through multiple tiers, under certain patents and know-how controlled by Hutchmed and Hutchmed’s right, title and interest in the joint intellectual property to develop, manufacture and commercialize any product that contains, incorporates, or otherwise includes the Licensed Compound (the “Licensed Products”).

Hutchmed is eligible to receive up to $92.5 million for each Licensed Product upon the achievement of various development and regulatory milestones. Additionally, Hutchmed is eligible to receive up to $135.0 million for each Licensed Compound upon the achievement of various worldwide aggregate cumulative net sales milestones for the Licensed Products that contain such Licensed Compound and tiered royalty rates in the high-single-digit to low-tens percentages on a Licensed Compound-by-Licensed Compound basis for net sales of such Licensed Compounds worldwide, subject to reduction in certain circumstances. None of the payments under the Hutchmed Agreement are refundable. As of September 30, 2026, the Company has not met any of the milestones.

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

11. Net Loss per Share

The Company recast its basic and diluted earnings per share computation for the three and nine months ended September 30, 2025 for the effect of the exchange ratio of 0.0030510 resulting from the close of the Merger on July 25, 2025.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(15,620)	$(24,779)	$(36,417)	$(38,441)
Less: accretion of redeemable convertible preferred shares	—	(846)	—	(7,046)
Net loss attributable to common stockholders - basic and diluted	$(15,620)	$(25,625)	$(36,417)	$(45,487)
Denominator:
Weighted-average common stock outstanding	11,840,675	8,526,781	11,445,997	3,808,867
Weighted-average Series A convertible preferred shares outstanding	—	270,345	—	750,707
Weighted-average common shares outstanding under the pre-funded warrants	5,282,016	—	3,407,555	—
Total weighted-average shares outstanding	17,122,691	8,797,126	14,853,552	4,559,574
Net loss per share attributable to common stockholders - basic and diluted	$(0.91)	$(2.91)	$(2.45)	$(9.98)

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

The following shares of potentially dilutive securities outstanding as of period end were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	September 30,
	2026	2025
Options to purchase common stock	1,771,741	1,020,222
Unvested restricted stock units	1,287,711	—
Total potentially dilutive shares	3,059,452	1,020,222

12. Segment Information

The Company operates and manages its business as a single operating and reportable segment for the purpose of assessing performance and making operating decisions. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group (the “CODM”), in deciding how to allocate resources and assess performance. The Company’s chief executive officer, who is the CODM, reviews the Company’s financial information on an aggregated basis for purposes of evaluating financial performance and allocating resources. The CODM assesses operating performance as compared to planned activities for the operating segment and decides how to allocate resources based on net loss that is reported on the consolidated statement of operations and comprehensive loss.

As a single reportable segment entity, the Company’s segment performance measure is net loss. In addition to the significant expense categories included within consolidated net loss presented in the condensed consolidated statements of operations and comprehensive loss, the CODM is regularly provided the following significant segment financial information to assist in segment performance evaluation, resource allocation, and decision-making (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development:
Direct research and development expenses:
Program costs	$9,997	$4,028	$19,893	$12,016
Unallocated research and development expenses:
Personnel-related	936	1,123	3,116	2,771
Stock-based compensation	270	10,005	573	10,062
Other	67	—	318	—
Total research and development expenses	$11,270	$15,156	$23,900	$24,849
General and administrative:
Personnel-related	$1,449	$1,046	$4,978	$2,374
Stock-based compensation	1,395	5,278	2,879	5,278
Consulting and professional services	1,733	1,863	5,206	4,164
Facilities-related and other	1,462	2,849	4,209	3,680
Total general and administrative expenses	$6,039	$11,036	$17,272	$15,496

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

In April 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”), including existing investors, pursuant to which we issued and sold pre-funded warrants to purchase up to 5,770,335 shares of voting common stock (the “Warrant Shares”) at $0.001 per share, in a private placement transaction (the “Private Placement”) at a purchase price of $5.199 per Warrant Share to the Investors for gross proceeds of $30.0 million. In connection with a registration rights agreement entered into with the Investors to grant the Investors customary registration rights, we filed a registration statement on Form S-3 with the SEC for the resale of the Warrant Shares, which registration statement was declared effective on August 11, 2026.

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

Other Income (Expense)

Interest Income, Net

Interest income, net consists of interest earned on cash, cash equivalents and marketable securities, including amortization of purchase premiums and accretion of discounts of marketable securities. Interest income, net for 2025 also included interest expense on a term loan from Ikena that was settled as part of the Merger. We no longer incur interest expense.

Other Income, Net

Other income, net consists of miscellaneous income (expense) unrelated to our core operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
License revenue	$—	$—	$—
Operating expenses:
Research and development	11,270	15,156	(3,886)
General and administrative	6,039	11,036	(4,997)
Total operating expenses	17,309	26,192	(8,883)
Loss from operations	(17,309)	(26,192)	8,883
Other income (expense):
Interest income, net	1,189	1,055	134
Other income, net	520	284	236
Total other income, net	1,709	1,339	370
Loss before income taxes	(15,600)	(24,853)	9,253
Income tax expense (benefit)	20	(74)	94
Net loss	$(15,620)	$(24,779)	$9,159

License Revenue

We did not have license revenue for either of the three months ended September 30, 2026 or 2025. Following the Non-OX40 Divestiture, we no longer generate revenue under license and collaboration agreements.

Research and Development Expenses

The following table sets forth our research and development expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Direct research and development expenses:
Program costs	$9,997	$4,028	$5,969
Unallocated research and development expenses:
Personnel-related	936	1,123	(187)
Stock-based compensation	270	10,005	(9,735)
Other	67	—	67
Total research and development expenses	$11,270	$15,156	$(3,886)

Research and development expenses for the three months ended September 30, 2026 were $11.3 million compared to $15.2 million for the three months ended September 30, 2025. The increase in program costs of $6.0 million was primarily due to increased clinical trial costs related to our Phase 2b dose-finding AD clinical trial that began in 2025 and the long-term extension (“LTE”) study that began in 2026 and an increase in manufacturing costs, partially offset by a decrease in clinical trial costs primarily as a result of the completion of our Phase 1 AA study. The decrease in stock-based compensation of $9.7 million was primarily due to stock-based compensation costs recognized during the three months ended September 30, 2025 related to Legacy Inmagene options and restricted stock units that vested upon completion of the Merger in July 2025.

General and Administrative Expenses

The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Personnel-related	$1,449	$1,046	$403
Stock-based compensation	1,395	5,278	(3,883)
Consulting and professional services	1,733	1,863	(130)
Facilities-related and other	1,462	2,849	(1,387)
Total general and administrative expenses	$6,039	$11,036	$(4,997)

General and administrative expenses for the three months ended September 30, 2026 were $6.0 million compared to $11.0 million for the three months ended September 30, 2025. Decreased stock-based compensation expense of $3.9 million was primarily due to stock-based compensation expense recognized during the three months ended September 30, 2025 related to Legacy Inmagene options and restricted stock units that vested upon completion of the Merger in July 2025. Facilities-related and other also decreased by $1.4 million primarily due to an early termination fee for Ikena's Boston office lease and accelerated depreciation related to the Boston office.

Other Income (Expense)

Interest Income, Net

Interest income, net for the three months ended September 30, 2026 consisted of $1.2 million of interest income earned on our invested cash balances. Interest income, net for the three months ended September 30, 2025 consisted of $1.2 million of interest income earned on our invested cash balances, partially offset by interest expense of $0.1 million on a previously outstanding term loan from Ikena. Our term loan from Ikena was settled as part of the Merger and we no longer incur interest expense.

Other Income, Net

Other income, net for the three months ended September 30, 2026 and 2025 consisted primarily of sublease income.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
License revenue	$—	$800	$(800)
Operating expenses:
Research and development	23,900	24,849	(949)
General and administrative	17,272	15,496	1,776
Total operating expenses	41,172	40,345	827
Loss from operations	(41,172)	(39,545)	(1,627)
Other income (expense):
Interest income, net	3,566	742	2,824
Other income, net	1,235	288	947
Total other income, net	4,801	1,030	3,771
Loss before income taxes	(36,371)	(38,515)	2,144
Income tax expense (benefit)	46	(74)	120
Net loss	$(36,417)	$(38,441)	$2,024

License Revenue

License revenue for the nine months ended September 30, 2025 related to non-OX40 programs. Following the Non-OX40 Divestiture, we no longer generate revenue under license and collaboration agreements.

Research and Development Expenses

The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Direct research and development expenses:
Program costs	$19,893	$12,016	$7,877
Unallocated research and development expenses:
Personnel-related	3,116	2,771	345
Stock-based compensation	573	10,062	(9,489)
Other	318	—	318
Total research and development expenses	$23,900	$24,849	$(949)

Research and development expenses for the nine months ended September 30, 2026 were $23.9 million compared to $24.8 million for the nine months ended September 30, 2025. The increase in program costs of $7.9 million was primarily due to increased clinical trial costs related to our Phase 2b dose-finding AD study that began in 2025 and the LTE study that began in 2026, partially offset by a decrease in clinical trial costs primarily due to the completion of our Phase 1 AA study. Decreased stock-based compensation expense of $9.5 million was due primarily to stock-based compensation costs recognized during the nine months ended September 30, 2025 related to Legacy Inmagene options and restricted stock units that vested upon completion of the Merger in July 2025.

General and Administrative Expenses

The following table sets forth our general and administrative expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Personnel-related	$4,978	$2,374	$2,604
Stock-based compensation	2,879	5,278	(2,399)
Consulting and professional services	5,206	4,164	1,042
Facilities-related and other	4,209	3,680	529
Total general and administrative expenses	$17,272	$15,496	$1,776

General and administrative expenses for the nine months ended September 30, 2026 were $17.3 million compared to $15.5 million for the nine months ended September 30, 2025. Increases in personnel-related expenses of $2.6 million were primarily due to overall compensation increases and retention costs. Decreased stock-based compensation expense of $2.4 million was due primarily to stock-based compensation costs recognized during the nine months ended September 30, 2025 related to Legacy Inmagene options and restricted stock units that vested upon completion of the Merger in July 2025. Consulting and professional services costs increased by $1.0 million primarily due to an increase in legal costs related to intellectual property and general corporate activity. Facilities-related and other also increased by $0.5 million primarily due to increased facilities costs primarily related to an Ikena lease that expires in April 2027 and increases in insurance costs and other costs to support our operations as a public company, partially offset by an early termination fee for Ikena's Boston office lease and accelerated depreciation related to the Boston office.

Other Income (Expense)

Interest Income, Net

Interest income, net for the nine months ended September 30, 2026 consisted of $3.6 million of interest income earned on our invested cash balances. Interest income, net for the nine months ended September 30, 2025 consisted of $1.2 million of interest income earned on our invested cash balances, partially offset by interest expense of $0.5 million on a previously outstanding term loan from Ikena. Our term loan from Ikena was settled as part of the Merger and we no longer incur interest expense.

Other Income, Net

Other income, net for the nine months ended September 30, 2026 and 2025 consisted primarily of sublease income.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have devoted substantially all of our resources to advancing the development of our portfolio of programs, organizing and staffing, business planning, raising capital, and providing general and administrative support for these operations. We have incurred recurring losses and negative cash flows from operations since our inception. For the nine months ended September 30, 2026, we incurred a net loss of $36.4 million and, as of September 30, 2026, we had an accumulated deficit of $266.5 million. Prior to the Merger, we primarily funded our operations with proceeds from the sale and issuance of Legacy Inmagene preferred shares. Assets acquired in the Merger included $94.7 million of cash, cash equivalents and marketable securities. Additionally, we received gross proceeds of $75.0 million from the associated 2025 PIPE Financing. In April 2026, we received gross proceeds of $30.0 million from the Private Placement and incurred related issuance costs of $2.0 million. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $126.6 million.

In August 2026, we entered into an at-the-market facility with Jefferies LLC (“Jefferies”) under which we may offer and sell shares of our common stock from time to time through Jefferies acting as our sales agent (the “2026 ATM Facility”). On August 5, 2026, we filed a registration statement on Form S-3 with the SEC, which included a sales agreement prospectus under which we may offer and sell shares of our common stock having an aggregate offering price of up to $17.0 million pursuant to the 2026 ATM Facility. As of September 30, 2026, $17.0 million remained available for sale pursuant to the sales agreement prospectus.

Cash Flows

The following table sets forth a summary of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(33,394)	$(40,626)
Net cash used in investing activities	(1,171)	(4,450)
Net cash provided by financing activities	24,886	135,468

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $33.4 million, consisting primarily of our net loss of $36.4 million and net cash used by changes in our operating assets and liabilities of $0.9 million, partially offset by net non-cash charges of $4.0 million. Cash used by changes in our operating assets and liabilities primarily related to a $1.0 million increase in deposits and other non-current assets, including deposits for our clinical trials, and a $1.7 million decrease in operating lease liabilities, partially offset by a $0.9 million decrease in prepaid expenses and other current assets and a $0.9 million increase in accounts payable and accrued expenses and other current liabilities.

Net cash used in operating activities for the nine months ended September 30, 2025 was $40.6 million, consisting primarily of our net loss incurred during the period of $38.4 million and net cash used by changes in our operating assets and liabilities of $18.3 million, partially offset by non-cash charges of $16.1 million, including stock-based compensation expense of $15.3 million. Cash used by changes in our operating assets and liabilities primarily related to a $12.1 million decrease in accounts payable and accrued expenses and other current liabilities, a $3.6 million increase in prepaid expenses and other current assets, a $1.3 million increase in deposits and other non-current assets primarily related to deposits for our clinical trials, a $0.7 million decrease in operating lease liabilities, and a $0.7 million decrease in deferred revenue.

Changes in prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities are generally due to the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $1.2 million consisting of purchases of available-for-sale securities of $24.6 million, partially offset by maturities of available-for-sale securities of $23.4 million.

Net cash used in investing activities for the nine months ended September 30, 2025 was $4.5 million consisting of payments of $5.2 million made in connection with the Non-OX40 Divestiture and purchases of available-for-sale securities of $1.5 million, both partially offset by maturities of available-for-sale securities of $2.3 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 of $24.9 million consisted primarily of net cash provided by the issuance of pre-funded warrants for common stock of $28.0 million, partially offset by the payment of issuance costs incurred in 2025 in connection with the reverse recapitalization of $3.3 million.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $135.5 million, consisting primarily of proceeds of $71.1 million from issuance of common stock for the 2025 PIPE Financing, cash acquired of $54.6 million in connection with the Merger, and $15.0 million of proceeds from the Term Loan, all partially offset by the payment of $5.3 million of offering costs in connection with the Merger.

Funding Requirements

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $126.6 million. We believe that our cash, cash equivalents and marketable securities are sufficient to support operations through at least the next 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, including under our 2026 ATM Facility, debt financings and license and collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to obtain additional funding, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our planned operations, which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as a result of a material weakness in internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the nine months ended September 30, 2026 and the year ended December 31, 2025, our net losses were $36.4 million and $45.3 million, respectively. As of September 30, 2026, we had an accumulated deficit of $266.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect to spend substantial amounts to advance olevaprubart and any future product candidate into clinical development and to complete the clinical development of, seek regulatory approvals for and commercialize olevaprubart and any future product candidate, if approved. In addition, as olevaprubart progresses through development and toward commercialization, we will need to make certain milestone payments to HUTCHMED Limited (formerly known as Hutchison MediPharma Limited) (“Hutchmed”) under a collaboration, option and license agreement with Hutchmed (as amended, the “Hutchmed Agreement”) and tiered royalties from commercial sales of olevaprubart, if approved. We will require additional capital to support our product development efforts and operations, which we may raise through public or private equity or debt financings or other capital sources, which may include strategic collaborations and other strategic arrangements with third parties, to enable us to complete the development and potential commercialization of olevaprubart and any future product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

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

In addition, we may seek additional capital due to favorable market conditions or strategic considerations, including through our 2026 ATM Facility, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Discovery and Development of our Product Candidates

Our business is entirely dependent on the success of olevaprubart for the treatment of AD and AA and for other potential indications.

On July 25, 2025, immediately prior to consummation of the Merger, Legacy Inmagene consummated the Non-OX40 Divestiture. Accordingly, our business is entirely dependent on the success of olevaprubart for the treatment of AD and AA and other potential indications. Olevaprubart is currently in Phase 2 development for the treatment of moderate-to-severe AD. We may also develop olevaprubart for other immunological, autoimmune and inflammatory diseases such as asthma, rheumatoid arthritis, and hidradenitis suppurativa. We cannot give any assurance that we will generate preclinical, clinical or other data for olevaprubart for the treatment of AD, AA or other immunological, autoimmune and inflammatory diseases sufficiently supportive to receive regulatory approval, which will be required before olevaprubart can be commercialized. We may, among other things, experience difficulties with patient recruitment, enrollment and retention, quality and provision of materials and supplies necessary to manufacture sufficient quantities of drug product to meet our current or future preclinical study and clinical trial needs on a timely basis, or safety signals or pharmacodynamic, pharmacokinetic or efficacy data that does not align with our target profile for olevaprubart. Olevaprubart will require significant further clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales.

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

The clinical trials and manufacturing of olevaprubart and any future product candidates are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market olevaprubart and any future product candidates. Before obtaining regulatory approvals for the commercial sale of any of olevaprubart or any future product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidates are both safe and effective for use in each target indication. In particular, because olevaprubart is subject to regulation as a biological drug product, we will need to demonstrate that it is safe, pure and potent for use in its target indications. Olevaprubart and future product candidates must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”) for such trial or by the FDA or comparable foreign regulatory authorities. These authorities may impose such a suspension, variation or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

When considering other therapies that target the OX40/OX40L pathway, infections including serious infections, injection site reactions, chills and pyrexia, hypersensitivity reactions, oral and gastrointestinal ulceration, and malignancies including Kaposi Sarcoma have been reported. To date, a causal association between the therapies targeting the pathway and the events has not been established.

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

In addition, adverse safety findings or events associated with other therapies targeting the OX40/OX40L pathway, even if not observed in clinical trials of olevaprubart, could negatively affect the development of olevaprubart. Such findings or events could cause regulatory authorities to impose additional requirements on our clinical trials, including enhanced safety monitoring, additional studies or clinical holds, and could adversely affect patient enrollment and retention, delay or prevent regulatory approval, or otherwise negatively impact the development and potential commercialization of olevaprubart.

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

If unacceptable treatment-related side effects or deaths arise in the development of olevaprubart or any future product candidates, we, the FDA, the IRBs or ethics committees at the institutions in which our studies are conducted, DSMB or comparable foreign regulatory authorities could suspend, vary or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of olevaprubart or any future product candidates for any or all targeted indications. Further undesirable side effects, dose-limiting toxicity events, or deaths in clinical trials with olevaprubart or any future product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies, dose de-escalation, or additional protocol amendments, or otherwise to delay or deny approval of olevaprubart or any future product candidates for any or all targeted indications. Treatment-related side effects could also affect site initiation, patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are developing olevaprubart for the treatment of moderate-to-severe AD. The key competitive factors affecting the success of olevaprubart, if approved, are likely to include efficacy, durability of response, safety and tolerability, convenience, presentation, price, the level of generic or biosimilar competition and the availability of reimbursement from government and other third-party payors. There are several advanced therapies approved for moderate-to-severe AD, such as DUPIXENT® (dupilumab), an IL-4Rα mAb marketed by Sanofi/Regeneron, ADBRY® (tralokinumab-ldrm), an IL-13 mAb marketed by Leo Pharma, EBGLYSSTM (lebrikizumab-lbkz), an IL-13 mAb marketed by Eli Lilly and NEMLUVIO® (nemolizumab-ilto), an IL-31R mAb marketed by Galderma Laboratories, L.P. There are several approved treatments that target JAK1 or JAK2 to treat AD, including

CIBINQO®(abrocitinib) marketed by Pfizer, RINVOQ® (upadacitinib) marketed by AbbVie in Europe, and OLUMIANT® (baricitinib) marketed by Eli Lilly. These approved products have all demonstrated clinically significant efficacy results.

Olevaprubart is currently the most advanced OX40/OX40L-targeting agent in development for AD. Rocatinlimab, a receptor-targeting anti-OX40 mAb designed to be T cell depleting was previously in development by Amgen and Kyowa Kirin and was discontinued in the first quarter of 2026. In the third quarter of 2026, Sanofi announced the discontinuation of development of amlitelimab, an OX40-ligand (OX40L) targeting mAb, in AD. In addition, there are several other OX40/OX40L targeting agents in the pipelines of various companies. These include monotherapies, free- or fixed-dose combinations of multiple antibodies, and various bispecific constructs, including some bispecifics in development by Sanofi, ABCL575 by Abcellera, NAV-240 by Navigator Medicines, and APG990 by AbbVie (previously by Apogee).

There are several other therapeutics in development for AD across several mechanisms, including regulatory T cell modulation, intracellular signaling and transcriptional regulation, cytokine pathways beyond IL-4/IL-13, longer-acting cytokine-targeted therapies and multi-specific approaches. Examples include rezpegaldesleukin, an IL-2/Treg-directed therapy being advanced by Nektar Therapeutics in Phase 3; KT-621, an oral STAT6 degrader being developed by Kymera Therapeutics; soquelitinib, an oral ITK inhibitor being developed by Corvus Pharmaceuticals; IL-18-targeting agents, including camoteskimab and EVO301; and multi-specifics targeting combinations of cytokines, T cell modulators and other targets.

We are also developing olevaprubart for the treatment of AA. There are several approved Janus kinase (JAK) inhibitors for the treatment of AA, including Eli Lilly’s baricitinib, Pfizer’s ritlecitinib and Sun Pharma’s deuruxolitinib. There are several therapies in development for the treatment of AA, with biologics being particularly notable given the unmet need for therapies that may offer improved safety, tolerability and durability of response relative to currently available JAK inhibitors. Rezpegaldesleukin (NKTR-358), a pegylated IL-2 modulator, being developed by Nektar Therapeutics, is being developed for both AD and AA, and has announced plans to initiate a Phase 3 trial in AA in 2027. Other therapies in development include bempikibart, an IL-7Rα antibody being developed by Q32 Bio, which has announced plans to progress to registrational development. ATI-2138; LY4005130, an XCL1/XCL2-neutralizing monoclonal antibody being developed by Eli Lilly in Phase 2; FB102, an anti-CD122 mAb originally developed by Forte Biosciences and now owned by argenx, and ALM223, an IL2 mutant fusion protein being developed by Almirall in Phase 2.

The enrollment and retention of patients in clinical trials for olevaprubart may be disrupted or delayed as a result of clinicians’ and patients’ perceptions as to the potential advantages and safety considerations of olevaprubart in relation to commercially available therapies and other programs in development, including approved products as well as any other new products that may be approved in the future.

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

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some foreign countries, particularly those in Europe, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In the EU, some EU Member States may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, medicinal products may be subject to Health Technology Assessments (“HTA”) at the EU and national levels. This HTA is a multidisciplinary process that summarizes information regarding the medical, patient and social aspects, as well as economic and ethical issues, related to the use of a health technology. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. The downward pressure on healthcare costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. Even if a pharmaceutical product obtains a marketing authorization in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all.

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

In addition, the EU pharmaceutical legislation is currently the subject of proposals for a complete review, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. In April 2023, the European Commission proposed a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). On December 11, 2025, the European Parliament and the Council reached a provisional political agreement on the Pharma Package, which comprises a new directive and regulation intended to replace significant portions of the existing EU pharmaceutical framework. The reform encompasses a broad range of measures, including, among other things, changes to regulatory data and market protection periods, intellectual property exemptions intended to facilitate earlier generic and biosimilar market entry, marketing authorization procedures, and measures relating to the availability and supply of medicinal products. Under the agreed framework, medicinal products would generally benefit from eight years of regulatory data protection and one year of market protection, with opportunities to obtain additional market protection if specified conditions are satisfied. The Council formally adopted its first-reading position on September 28, 2026. The legislation remains subject to formal adoption by the European Parliament, following which it will be published in the Official Journal of the European Union. The new framework is expected to enter into force in late 2026 and to be subject to transitional arrangements, with general application not anticipated before 2028. Any reduction in regulatory protection available for our product candidates, together with measures facilitating earlier biosimilar market entry, could increase competition and adversely affect the commercial prospects of any product candidates we are able to commercialize in the EU.

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

Seeking and obtaining these designations is dependent upon results of our clinical program, and we cannot guarantee whether and when we may have the data from our clinical program to support an application to obtain any such designation. The FDA and the EMA, as applicable, have broad discretion whether or not to grant any of these designations, so even if we believe a particular product candidate is eligible for one or more of these designations, the applicable regulatory authority may determine not to grant it. Even if we do receive the designations we may apply for, we may not experience a faster development process, review or approval compared to conventional FDA or EMA procedures, as applicable. The FDA or EMA, as applicable, may rescind any granted designations if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate.

Obtaining and maintaining regulatory approval of olevaprubart or any future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of olevaprubart or any future product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of olevaprubart or any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, pricing or reimbursement approval may be required before a product can be commercially launched or meaningfully accessed in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, which impose requirements on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses, and their respective business associates that perform services for them that involve creating, receiving, maintaining or transmitting protected health information (“PHI”) and their subcontractors that use, disclose, access, or otherwise process PHI, relating to the privacy, security and transmission of individually identifiable health information. Penalties for HIPAA violations can be significant. They vary greatly depending on the nature of violation, and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI;
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

Also, we may be subject to the following: state and foreign laws that require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental, third-party payors, including private insurers, or that apply regardless of payor; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures; state and foreign laws that require the reporting of information related to drug pricing; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The approval of a biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products. The changes introduced by the Pharma Package may further facilitate earlier market entry of biosimilar products following the expiry of applicable regulatory and intellectual property protections.

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

At the EU level, on January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation), entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products. The Regulation establishes a framework for EU‑level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. It enables EU Member States to use common tools, methodologies, and procedures and requires them to take into account EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. Any adverse or delayed HTA outcomes, or divergent national reimbursement decisions, could negatively affect our ability to obtain or maintain favorable pricing and reimbursement status for any product candidates, if approved. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

As of September 30, 2026, we had 22 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of olevaprubart or any future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize olevaprubart or any future product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

An active trading market for our common stock may not be sustained and our stockholders may not be able to resell their shares of common stock for a profit, if at all.

Prior to the Merger, there had been no public market for the Legacy Inmagene shares. An active trading market for our shares of common stock may not be sustained. If an active market for our common stock is not sustained, it may be difficult for our stockholders to sell their shares at an attractive price or at all.

Substantial future sales of shares of our common stock could adversely affect the market price of such shares.

If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, or there is the perception that these sales could occur, this could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale would have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including the Warrant Shares or shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

In connection with the preparation of Legacy Inmagene’s financial statements for the years ended December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting, which had not been remediated as of September 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2026, we issued 1,038,482 shares of common stock (the “Exercised Warrant Shares”) upon exercise of 1,038,516 pre-funded warrants for the purchase of shares of common stock of the Company at an exercise price of $0.001 per share including 846,172 Exercised Warrant Shares that were exercised for cash and 192,344 pre-funded warrants that were net exercised for an aggregate of 192,310 Exercised Warrant Shares for no additional cash consideration. The pre-funded warrants were originally issued in a private placement and pursuant to a Securities Purchase Agreement in April 2026. The offer and sale of the Exercised Warrant Shares issued upon exercise of the pre-funded warrants was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The holders of the pre-funded warrants represented that they are accredited investors, as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, and that they were acquiring the securities for investment purposes only and not with a view to, or for resale in connection with any distribution of the securities in violation of U.S. federal securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on April 13, 2026).
4.3

Registration Rights Agreement dated April 14, 2026, by and between the Registrant and the Investors (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40287) filed with the SEC on May 7, 2026).

10.1

Offer of Employment between the Company and Yanina Grant-Huerta (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40287) filed with the SEC on July 23, 2026).

10.2*†+

Novation and Termination Agreement, dated July 20, 2026, by and among the Registrant, HUTCHMED Limited (Hutchison MediPharma Limited), Inmagene Biopharmaceuticals (Hangzhou) Co., Ltd., Insight Merger Sub II, and Miragene Inc.

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

* Filed herewith.

† Certain portions of this exhibit (indicated by asterisks) have been redacted because they are not material and are the type of information that the Company treats as private or confidential.

+ The annexes, schedules, and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImageneBio, Inc.

Date: November 9, 2026	By:	/s/ Kristin Yarema
Kristin Yarema, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Yanina Grant-Huerta
Yanina Grant-Huerta
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)